Form 10-Q
period 2009-09-14
Pharmacity Corp
filed 2009-09-14
CIK 1456453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-157360

PHARMACITY CORPORATION

(Exact name of registrant as specified in its charter))

Nevada	5912	98-0610431
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification #)

Jivova Street 26/8a

Ternopil, Ukraine, 46001

Tel. 011380506081534(Address, including zip code, and telephone number,

 including area code, of registrants principal executive offices)

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
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer   [   ]

Non-accelerated filer     [   ]

Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,404,000 as of  September 14, 2009

FINANCIAL STATEMENTS

Pharmacity Corporation

July 31, 2009

Index

Balance Sheets (Unaudited)

F-1

Statements of Operations (Unaudited)

F-2

Statements of Cash Flows (Unaudited)

F-3

Statement of Changes in Stockholders’ Deficit (Unaudited)

F-4

Notes to the Unaudited Financial Statements

F-5

Pharmacity Corporation

(A Development Stage Company)

Balance Sheets

As of July 31, 2009 and January 31, 2009

(unaudited)

	July 31, 2009	January 31, 2009

ASSETS

Current Assets

Cash	$ 19,212	$ -

Total Assets	$ 19,212	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$ 275	$ 275
	275	275

Stockholders’ Equity (Deficit)

Common stock, 75,000,000 shares authorized, $.00001 par value, 4,404,000 and 2,000,000 shares issued and outstanding, respectively	44	20

Additional paid-in capital	24,356	580

Deficit accumulated during the development stage	(5,463)	(875)

Total Stockholders’ Equity (Deficit)	18,937	(275)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 19,212	$ -

See the accompanying summary of accounting policies and notes to the financial statements

Pharmacity Corporation

(A Development Stage Company)

Statements of Operations

For the Three and Six Months Ended July 31, 2009 and from

January 23, 2009 (Inception) Through July 31, 2009

(unaudited)

	For the three months ended	For the six months ended	January 23, 2009 (inception) through
	July 31, 2009	July 31, 2009	July 31, 2009

Operating Expenses

Consulting services	$ 900	$ 1,800	$ 2,100
General and administrative	129	988	988
Rent	900	1,800	2,100
Legal and accounting	-	-	275

Total Expenses	1,929	4,588	5,463

Net Loss	$ (1,929)	$ (4,588)	$ (5,463)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	4,404,000	3,793,039

See the accompanying summary of accounting policies and notes to the financial statements

Pharmacity Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended July 31, 2009 and from

January 23, 2009 (Inception) Through July 31, 2009

(unaudited)

	For the six months ended	January 30, 2009 (inception) through
	July 31, 2009	July 31, 2009

Operating Activities

Net loss	$ (4,588)	$ (5,463)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated consulting services and expenses	3,600	4,200

Changes in operating assets and liabilities

Increase in accounts payable	-	275

Net Cash Used in Operating Activities	(988)	(988)

Financing Activities

Proceeds from the sale of common stock	20,200	20,200

Net Cash Provided by Financing Activities	20,200	20,200

Increase in Cash	19,212	19,212

Cash – Beginning of Period	-	–

Cash – End of Period	$ 19,212	$ 19,212

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

See the accompanying summary of accounting policies and notes to the financial statements

Pharmacity Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period From January 23, 2009 (Inception) Through July 31, 2009

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at January 23, 2009	-	$ -	$ -	$ -	$ -
Issuance of founder’s shares	2,000,000	20	(20)	-	-
Donated services	-	-	600	-	600
Net loss	–	-	-	(875)	(875)
Balances at January 31, 2009	2,000,000	$20	$ 580	$ (875)	$ (275)
Sale of shares	2,404,000	24	20,176	–	20,200
Donated services	-	-	3,600	–	3,600
Net loss	–	-	-	(4,588)	(4,588)
Balances at July 31, 2009	4,404,000	$44	$ 24,356	$ (5,463)	$ 18,937

See the accompanying summary of accounting policies and notes to the financial statements

Pharmacity Corporation

Notes to the Financial Statements

 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Pharmacity Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Pharmacity's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Pharmacity's 2009 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Pharmacity Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Pharmacity Corporation be unable to continue as a going concern.  As of July 31, 2009 Pharmacity Corporation has not generated revenues and has accumulated losses of $5,463 since inception.  The continuation of Pharmacity Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Pharmacity Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Pharmacity Corporation’ ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2009 the Company recognized a total of $1,800 due to directors for rent at $300 per month and $1,800 at $300 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

NOTE 4 - COMMON STOCK

For the six months ended July 31, 2009,  Pharmacity Corporation sold 2,404,000 common shares at $0.0084 per share, for proceeds of $20,200.

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

     3.   After our website is established, we intend to market our business to potential customers or investors through our website and by personal contact through Ms.  Kravchuk, our president. We also intend to design and develop our “Pharmacity Catalogue” which would advertise our product and our prices.

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

Results of operations

From Inception on January 23, 2009 to July 31, 2009

During this period we incorporated the company, hired an attorney and  an auditor.  We also prepared an internal business plan.    Our loss since inception is $5,463 of which $275 is for legal and accounting fees, $2,100 is for rent, $2,100 is for consulting services, and $988 is for filing fees and general office expenses.

Since inception, we have issued 2,000,000 shares of common stock to our sole officer and director. During the quarter ended April 30, 2009, the company sold 2,404,000 shares of common stock at a price of $0.0084 per share for cash proceeds of $20,200.

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

We issued 2,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an issuance of founder’s shares. Ms. Kravchuk covered our initial expenses of $275 for incorporation. The amount owed to Ms. Kravchuk is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Kravchuk is oral and there is no written document evidencing the agreement.

On March 18, 2009, the company sold 2,404,000 shares of common stock at a price of $0.0084 per share for cash proceeds of $20,200.

As of July 31, 2009, our total assets were $19,212 and our total liabilities were $275.

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

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 05, 2009, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-157360, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There is no underwriter involved in our public offering.

On March 23, 2009 we completed our public offering and raised $20,200 by selling 2,404,000 shares of common stock. Since then we have used the proceeds as follows:

             General & Administrative                      $     988

             Bank balance as of  July 31, 2009             19,212

             TOTAL:                                                 $20,200

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of September, 2009.

PHARMACITY CORP.
(Registrant)

BY:
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