Form 10-Q/A
period 2009-07-31
Pharmacity Corp
filed 2009-09-17
CIK 1456453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,404,000 as of September 14, 2009

FINANCIAL STATEMENTS

Pharmacity Corporation

July 31, 2009

                                                                           Index
                                                                           -----

Balance Sheets (Unaudited)...............................................    3

Statements of Operations (Unaudited).....................................    4

Statements of Cash Flows (Unaudited).....................................    5

Statement of Changes in Stockholders' Deficit (Unaudited)................    6

Notes to the Unaudited Financial Statements..............................    7

                             Pharmacity Corporation
                          (A Development Stage Company)
                                 Balance Sheets
                    As of July 31, 2009 and January 31, 2009
                                   (unaudited)

                                                              July 31,          January 31,
                                                                2009               2009
                                                              --------           --------
ASSETS

Current Assets
  Cash                                                        $ 19,212           $     --
                                                              --------           --------

Total Assets                                                  $ 19,212           $     --
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                            $    275           $    275
                                                              --------           --------
                                                                   275                275

Stockholders' Equity (Deficit)
  Common stock, 75,000,000 shares authorized,
   $.00001 par value, 4,404,000 and 2,000,000
   shares issued and outstanding, respectively                      44                 20
  Additional paid-in capital                                    24,356                580
  Deficit accumulated during the development stage              (5,463)              (875)
                                                              --------           --------

Total Stockholders' Equity (Deficit)                            18,937               (275)
                                                              --------           --------

Total Liabilities and Stockholders' Equity (Deficit)          $ 19,212           $     --
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

                                                           For the              For the          January 23, 2009
                                                         three months          six months          (inception)
                                                            ended                ended               through
                                                           July 31,             July 31,             July 31,
                                                             2009                 2009                 2009
                                                          ----------           ----------           ----------
Operating Expenses
  Consulting services                                     $      900           $    1,800           $    2,100
  General and administrative                                     129                  988                  988
  Rent                                                           900                1,800                2,100
  Legal and accounting                                            --                   --                  275
                                                          ----------           ----------           ----------

Total Expenses                                                 1,929                4,588                5,463
                                                          ----------           ----------           ----------

Net Loss                                                  $   (1,929)          $   (4,588)          $   (5,463)
                                                          ==========           ==========           ==========

Net Loss Per Common Share - Basic and Diluted             $    (0.00)          $    (0.00)
                                                          ==========           ==========

Weighted Average Number of Common Shares Outstanding       4,404,000            3,793,039
                                                          ==========           ==========


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

                                                        For the          January 23, 2009
                                                       six months          (inception)
                                                         ended               through
                                                        July 31,             July 31,
                                                          2009                 2009
                                                        --------             --------
Operating Activities
  Net loss                                              $ (4,588)            $ (5,463)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated consulting services and expenses              3,600                4,200
  Changes in operating assets and liabilities:
     Increase in accounts payable                             --                  275
                                                        --------             --------

Net Cash Used in Operating Activities                       (988)                (988)
                                                        --------             --------
Financing Activities
  Proceeds from the sale of common stock                  20,200               20,200
                                                        --------             --------

Net Cash Provided by Financing Activities                 20,200               20,200
                                                        --------             --------

Increase in Cash                                          19,212               19,212

Cash - Beginning of Period                                    --                   --
                                                        --------             --------

Cash - End of Period                                    $ 19,212             $ 19,212
                                                        ========             ========

Supplemental Disclosures:
  Interest paid                                               --                   --
  Income taxes paid                                           --                   --
                                                        ========             ========


             See the accompanying summary of accounting policies and
                       notes to the financial statements

                             Pharmacity Corporation
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
     For the Period From January 23, 2009 (Inception) Through July 31, 2009
                                   (unaudited)

                                                                Additional
                                        Common Stock              Paid-in      Accumulated
                                      Shares        Amount       Capital        Deficit         Total
                                      ------        ------       -------        -------         -----
Balances at January 23, 2009               --      $    --      $     --       $     --       $     --
Issuance of founder's shares        2,000,000           20           (20)            --             --
Donated services                           --           --           600             --            600
Net loss                                   --           --            --           (875)          (875)
                                    ---------      -------      --------       --------       --------
Balances at  January 31, 2009       2,000,000      $    20      $    580       $   (875)      $   (275)
                                    ---------      -------      --------       --------       --------
Sale of shares                      2,404,000           24        20,176             --         20,200
Donated services                           --           --         3,600             --          3,600
Net loss                                   --           --            --         (4,588)        (4,588)
                                    ---------      -------      --------       --------       --------

Balances at July 31, 2009           4,404,000      $    44      $ 24,356       $ (5,463)      $ 18,937
                                    =========      =======      ========       ========       ========


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Pharmacity Corporation will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Pharmacity Corporation be unable to continue as a going concern. As of July 31, 2009 Pharmacity Corporation has not generated revenues and has accumulated losses of $5,463 since inception. The continuation of Pharmacity Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Pharmacity Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Pharmacity Corporation' ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

On March 23, 2009 we completed our public offering and raised $20,200 by selling 2,404,000 shares of common stock. Since then we have used the proceeds as follows:

               General & Administrative                   $   988
               Bank balance as of  July 31, 2009           19,212
                                                          -------

               TOTAL:                                     $20,200
                                                          =======

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of September, 2009.

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