Form 10-K
period 2009-12-31
WellTek Inc
filed 2010-04-29
CIK 1456453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-157360
WELLTEK INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	98-0610431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1030 North Orange Avenue, Ste. 105,
Orlando, FL 32801
(Address of principal executive offices)

(407) 704-8950	(407) 367-0950
(Registrant’s telephone number)	(Registrant’s former telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☑
There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 31, 2010, there were 86,258,828 shares of the Registrant’s $0.00001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

WELLTEK INCORPORATED
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.
ITEM 1. BUSINESS
Forward Looking Statements
Statements in this current report on Form 8-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this prospectus, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report.
Merger Transaction
Effective on November 12, 2009 (the “Closing Date”), pursuant to an Agreement and Plan of Merger dated September 1, 2009 (the “Merger Agreement”), between Pharmacity Corporation (currently known as Welltek Incorporated, “Welltek”), WI Acquisition, Inc., a Florida corporation and wholly-owned subsidiary of the Welltek (“WI Acquisition”), and MedX Systems, Inc., a Florida corporation (“MedX Systems”), MedX Systems merged with and into WI Acquisition, with WI Acquisition surviving the merger, and became a wholly-owned subsidiary of Welltek (the “Merger”). The acquisition of MedX Systems through the Merger is treated as a reverse acquisition for accounting purposes, and the business of MedX Systems became the business of Welltek as a result thereof. Welltek conducts its business operations through the following two operating subsidiaries: MedX Limited, an English and Wales corporation (“Limited”) and Pure Healthy Back, Inc., a Florida corporation (“PHB”).

Prior to the Merger, and in anticipation thereof, Welltek filed a certificate of amendment with the Nevada secretary of state changing its name from Pharmacity Corporation to Welltek Incorporated, increasing its authorized common stock from 75 million shares to 200 million shares, and effecting a 40-1 forward split of its common stock.
References to “Welltek”, the “Company”, “we”, “us”, “our” and similar words refer to Welltek and its wholly-owned subsidiary, WI Acquisition, Inc., and its wholly-owned subsidiaries PHB and majority owned subsidiary Limited, unless the context otherwise requires. WI Acquisition, Inc. is often referred to herein as Welltek.
Overview
Welltek is a global health, fitness and wellness company that provides solutions to help address some of the world’s most pressing and costly health challenges—obesity and chronic neck and back pain. Welltek is led by a highly accomplished team of business, healthcare and technology professionals who agree that there is a clear and unprecedented confluence of market dynamics and consumer trends creating extraordinary, high growth opportunities for Exercise Science-based products, technologies and services. In this regard, Welltek has established two complementary business strategies designed to best leverage the strength and reputational reach of the world famous MedX® brand to extend and enhance Welltek’s industry leadership, and, in turn, support Welltek’s entry into two high growth niche markets within the global health, fitness and wellness industry.
To accomplish this mission, Welltek established two distinct business units — all of which provide for the strategic integration of MedX-branded equipment into their operating platforms; apply proven Exercise Science-based principles and instruction; and feature strong organic growth potential through tactical replication and scaling. At present, Welltek’s operating divisions include:
•	MedX Limited: the manufacturer and distributor of MedX’s line of medical and fitness equipment.

•
Pure HealthyBack: a company engaged in building a national network of medical back and neck rehabilitation centers offering managed care companies, self-insured employer groups and federal government agencies a proprietary program which will substantially reduce spine treatment costs and get patients out of the formal healthcare system.

Operating Subsidiaries
MedX Limited
History of MedX
An entity affiliated with Welltek acquired the rights to the MedX line of medical and fitness equipment from MedX Corporation in June 2008. Those rights are now held by MedX Limited, a majority owned subsidiary of Welltek.
The MedX equipment was developed by Arthur Jones. Jones, who died in 2007, was a legendary U.S. entrepreneur and founder/inventor of Nautilus® fitness equipment. Jones earned worldwide distinction as one of the most influential figures in the field of Exercise Science and as the “Father of Modern Exercise.” In his autobiography, “...And God Laughs,” he claimed that over $80 million — and much of his personal fortune — was invested in the research and development of MedX’s revolutionary machines.
In fact, Jones is credited for pioneering an entirely new category in the Fitness Equipment sector: Medical Exercise Technology, which combines functional testing and resistance exercise necessary to restore and enhance health. MedX’s very first medical lumbar machine was unveiled to rave reviews in October 1987 at a major medical meeting held in New York City, known as the “Challenge of the Lumbar Spine.” Since that time, the medical MedX Lumbar Extension and MedX Cervical Extension machines have been subjected to extensive multi-site clinical studies conducted at various orthopedic clinics around the country. Further, MedX machines have undergone independent testing and evaluation by research teams fluent in Exercise Science at the University of Florida (UF) and the University of California San Diego (UCSD), among other leading academic research institutions around the world.

MedX’s innovative medical exercise machines have succeeded in providing the healthcare industry with the very first tools capable of producing specific and accurate tests for assessing functional ability, as well as the finest source of rehabilitative exercise. Over the past 23 years, more than 75 articles have been published in peer-reviewed medical journals by many authorities in the global medical community confirming MedX machines’ ability to materially decrease chronic spine-related pain issues, restore spinal function, improve quality of life and independence, and decrease or eliminate the need for ongoing spinal care or pain management — even after multiple failed attempts at other forms of treatment (to include surgical intervention).
As a result, MedX has succeeded in building a “Who’s Who” customer base comprised of professional sports teams; colleges and universities — both domestic and abroad; government agencies, including but not limited to every branch of the U.S. Armed Forces, CIA, Department of Energy, Secret Service, FBI and the Veterans Administration (numerous locations); Fortune 500 companies, such as General Motors and Tyson Foods; and hundreds of medical rehabilitation hospitals and leading wellness centers throughout North America and around the world.
Restructuring
Since acquiring the MedX equipment line, MedX Limited’s management has adopted lean manufacturing principles and practices and has upgraded the software and electronics on the existing line of medical exercise machines. In addition, new customer service protocols have been implemented and quality control standards and practices have been established. MedX Limited now meets ISO 9001 and ISO 13485 quality standards and its machines have been granted CE Marks, giving the company free rein to market MedX solutions to customers in European Union countries and other countries around the world that recognize the CE Mark approval process. More importantly, MedX Limited has plans to unveil MedX’s next generation, modular-designed line of patented medical exercise equipment featuring several innovations in system design, functionality and user benefits.
How MedX Works
Chronic neck and back pain can stem from a variety of sources and problems. Extensive research suggests that one source is significant weakness of the low back musculature. Most people with chronic pain learn to compensate with abnormal postures and movements, which compounds the problem over time. MedX eliminates these abnormal postures and movements, isolating the neck or low back musculature.
MedX rehabilitation is so effective because it truly isolates and strengthens specific areas of the spine. By training specific movements and not allowing abnormal compensations, the patient not only regains needed strength, but also learns to move their spine properly again. Even if a patient’s spinal disc has a bulge or herniation, it still responds to movement and correct movement is essential to restoring disc health.
MedX products achieve training efficiency through resistance curves matched to tested and proven strength profiles. They operate at a very low level of friction using bio-mechanical precision and offer a choice of resistance in two-pound increments, ensuring a weight that is just right thus promoting rapid and steady progress. The precision of MedX training makes it much more effective than conventional strength training.
The MedX Lumbar Extension Machine provides functional testing and spinal therapy. A unique method of pelvic stabilization provides true isolation of the deep muscles of the lumbar spine (erector spinae and multifidus). Weakness in these muscle groups has been associated with chronic low back pain and susceptibility to future back injuries. There are many devices and exercises which claim to strengthen the spine, but they have been disproved with scientific testing.

The MedX Cervical Extension Machine is similar to the MedX Lumbar Machine in that it isolates the deep musculature that normally stabilizes the spine. Because the cervical spine must support the weight of the head, strength deficits in this area often lead to chronic neck pain and headaches. The isometric test can be performed every three degrees through a 126 degree range of motion. Typically a minimum of three and a maximum of seven points are tested.
MedX has proven its efficacy because of its unique methods of muscle isolation and the ability to custom tailor the exercise range of motion, resistance and repetition to the individual needs of the patient. This leads to fewer flare ups of symptoms and a much easier rehabilitation process.
In the mid-1990’s, researchers and educators from the University of Florida, the University of California at San Diego, Syracuse University and Indiana University, along with numerous practicing clinicians throughout the country utilizing MedX equipment in their orthopedic rehabilitation programs, composed a “MedX Utilization Steering Committee” that sought to clarify issues related to appropriate usage, CPT coding and billing of rehabilitation services using MedX equipment. Their published consensus stated, “Medical research has documented that individuals suffering from a variety of spinal disorders respond positively to a specific progressive resistance exercise rehabilitation program using MedX equipment. A typical outcome from this therapeutic approach includes improved muscular strength and endurance, increased joint mobility, enhanced physical functioning and a reduction in pain.”
All MedX machines are backed by a five year warranty on moving parts and a ten-year warranty on the frame, and require virtually no maintenance other than cleaning. MedX’s exercise versions of its medical machines, created in 2002, were branded the Core Spinal Fitness System™. In less than 20 minutes, twice a week, these five machines can help reduce or eliminate back pain by focusing on strength, stability, flexibility and endurance of the body’s core, providing a solid foundation for whole-body strength.
Sampling of Published MedX Research
MedX equipment has been the subject of more than 75 peer-reviewed articles published in leading medical journals by many of the world’s top clinicians and orthopedic rehabilitation experts. To provide some perspective on the depth and breadth of the studies focused on MedX technology, the following sampling of published research is provided:
•
Can Spinal Surgery Be Prevented by Aggressive Strengthening Exercise? A Prospective Study of Cervical and Lumbar Patients; Archives of Physical Medicine & Rehabilitation; January 1999, Volume 80, Number 1; Brian W. Nelson, MD., David M. Carpenter, MS, Thomas E. Dreisinger, PhD; Michelle Mitchelle, PTA; Charles E. Kelly, MD; Joseph A. Wegner, MD

•
Study Outcomes and Clinical Relevance: 46 of the 60 participants completed the program. At an average of 16 months after completion, 38 patients were available for follow-up, while eight patients could not be located or contacted. Of these 38 patients, only three required surgery after completing the program. Patients who were informed they required back or neck surgery had a 92% chance of avoiding surgery with aggressive spinal strengthening on the MedX medical machines.

•
Can Exercise Therapy Improve the Outcome of Microdiscectomy? Spine; June 2000, Volume 15, Number 25; Dolan P, Greenfield; K, Nelson; RJ, Nelson IW; Department of Anatomy, University of Bristol, United Kingdom

•
Study Outcomes & Clinical Relevance: A four-week postoperative exercise program can improve pain, disability and spinal function in patients who undergo microdiscectomy. A brief course of active-based therapy provided long-term (up to one year) benefits to patients following microdiscectomy. These exercise-induced benefits augmented the outcomes provided by surgery. The authors expound on the long term de-conditioning that likely precedes surgery. A follow-up study should thus include a pre-surgical exercise group. If properly applied, aggressive spinal strengthening performed pre-surgically may have not only improved surgical outcomes, but helped many patients avoid surgery altogether—as previous research has suggested.

•
Restorative Exercise for Clinical Low Back Pain (A Prospective Two-Center Study With One-Year Follow Up); Spine; November 1999, Volume 24, Number 9; Scott Leggett, MS, Vert Mooney, MD, Leonard N. Matheson, PhD; Brian Nelson, MD; Ted Dreisinger, PhD; Jill Van Zytveld, BA and L. Vie, BA

•
Study Outcomes & Clinical Relevance: A combined study between Physicians Neck and Back Clinic (PNBC) and the University of California at San Diego, using similar exercise-only protocols, were able to achieve comparable excellent results with comparable spine patients. Health care reutilization was dramatically reduced at both clinics to almost identical levels, thus validating the results of each. In the year after completion of treatment, only 12% of PNBC patients needed to re-enter the health care system for spinal problems.

•
A Preliminary Report on the Effect of Measured Strength Training in Adolescent Idiopathic Scoliosis: Journal of Spinal Disorders, 2000, Volume 13, Number 2, Vert Mooney, Jennifer Gulick, Robert Pozos ; US Spine & Sport Center, Worldwide Clinical Trials, and San Diego State University

•
Study Outcomes & Clinical Relevance: The authors studied 12 adolescent patients with scoliosis (10 girls and 2 boys) who were 11 to 16 years old and had curvatures ranging from 20 to 60 degrees. When tested on the MedX Rotary Torso Machine, both sides were unequal in their torso rotation strength in all patients. These asymmetries were correct completely with torso rotation, which was associated with significant strength gains. Strength gains ranged from 12% to 40%. A 16 year old girl with a 60 degree lumbar curve progressed and had surgery. None of the remaining patients progressed and 4 of the 12 had decreases in their curvatures from 20 to 28 degrees. These results are equal to or better than 23 hour per day bracing. None of the patients used braces during this study.

•
The Role of Anticipation and Fear of Pain in the Persistence of Avoidance Behavior in Patients with Chronic Low Back Pain; Spine; May 2000 Volume 25, Number 9; Al-Obaidi SM; Nelson RM; Al-Awadhi S; Al-Shuwaie N; Department of Physical Therapy, Kuwait University, Faculty of Allied Health Sciences and Nursing, Sulaibikhat, Kuwait

•
Study Outcomes & Clinical Relevance: The results of this study strongly support the hypothesis that spinal physical capacity in chronicity is not explained solely by the sensory perception of pain. The anticipation of pain and the fear-avoidance belief about physical activities were the strongest predictors of the variation in physical performance. This study utilizing MedX technology reveals that the fear of pain can be as functionally debilitating as pain itself. MedX is a perfect solution for defusing fear of movement because treatment can occur in a very restricted range-of-motion with minimal resistance.

Pure HealthyBack
Pure HealthyBack uses MedX medical machines and scientifically-proven rehabilitative exercise protocols to help patients resolve chronic back and neck pain—ailments that afflict an estimated 80% of all adult Americans and costs the U.S. healthcare system as much as $100 billion every year. The program provides non-surgical treatment and has documented success in improving spinal function and significantly reducing symptoms to patients that have tried and failed a number of other spine treatment solutions.
Treatment is directed by staff physicians and administered by exercise physiologists and athletic trainers. The protocols emphasize aggressive muscle strengthening to restore function and promote patient independence so the patient does not reenter the healthcare system. Pure HealthyBack’s patient-centric approach presents a fundamental change in the way healthcare services are delivered. Our mission revolves around improving the quality of life for our patients, getting patients out of the formal healthcare system thereby preventing recurring costs and unnecessary procedures and surgeries associated with chronic back and neck pain.

The program has been developed to substantially reduce managed care and self insured companies’ spine treatment costs. Current methods for treating chronic back and neck pain have significant shortcomings, including escalating costs, expensive-unnecessary-unproven treatments and procedures, and increasing surgical rates. These issues have resulted in ever escalating costs causing payers and self-insured employers to actively seek innovative solutions that improve outcomes, control costs and hold patients and providers accountable. The cost to complete the program is $4,500 compared to surgery which, in total, can cost in excess of $100,000.
Pure HealthyBack is seeking to develop programs with managed care and self insured companies. The programs would be implemented with patients that have cost the payer’s more than $10,000 per year in layered medical costs from other medical interventions or prior to surgery, and would last for one year. The case rate for the program is estimated to be $4,500 per patient. These programs could be expanded nationally to the thousands of patients that have been on a medical merry-go-round and not found lasting relief.
Our Industry and Prevailing Market Opportunities
General Health and Wellness
In the 19th and 20th centuries, two health revolutions that influenced mortality rates were the control of infectious disease through health protective measures and the fight against non-communicable disease through behavior modification. The third health revolution began in 1986 with the introduction of the Ottawa Charter for Health Promotion during a conference of the World Health Organization, where it was agreed that empowerment of individuals, communities and entire societies is the key factor in promoting health.
Today, human wellness is generally associated with good nutrition, dietary supplements, physical fitness and mental fitness. The wellness concept is centered on the idea that the mind, body, spirit, community and environment are inter-related and inter-dependent. Moreover, consumers are starting to realize the extent of pro-active control that they can have on their health and well-being.
In 2003, the global market for herbals, supplements, functional foods and other natural products was more than US $160 billion. The World Bank predicted the market would increase to US $200 billion by the year 2010.
After closely analyzing burgeoning opportunities in the space, noted global economist and acclaimed author Paul Zane Pilzer confirmed that “more millionaires will be created in the Wellness industry than in Real Estate in the 80’s or the Internet boom of the 90’s.” Pilzer’s bestsellers, “The Next Trillion” and “The Wellness Revolution,” identify an emerging Wellness industry that by 2010 will occupy an additional one-seventh, or “next trillion,” of the global economy.
The growth in health and wellness industry has generated demand in related technology and is promoting a great deal of consolidation in a wide range of scientific fields including biotechnology, life sciences, medical treatment and others — much of which is adding fuel to the proverbial fire now known as “Wellness.”
We’re Getting Older and Smarter
All data sources are in agreement that the populations of western countries will continue to age as we move further into the 21st century. Life expectancy at birth in 1900 was 48 years for men and 51 years for women. This changed to 66 and 72 years by 1950. By 2003, life expectancy had increased to 74 years and 80 years for men and women, respectively. Projections for the year 2050 reach the ages of 80 and 84.

Because we are living longer, consumer attitudes towards health and quality of life is rapidly evolving — as a consequence, so, too, are behavior and purchasing patterns. Former focus on treating diseases and illnesses has given way to prevention and the pro-active pursuit of fuller, more productive lives and healthier lifestyles.
This dramatic shift is resulting in an unprecedented wellness trend that has gone from being a minority fad just 50 years ago to a global mass movement challenging existing standards for industries ranging from healthcare to housing; tourism to finance; nutrition to personal beauty products; and entertainment to transportation, among dozens more. More importantly, formerly obscure market niches are now fast emerging as industry category killers attracting billions of dollars in global investment. By way of example, consider that the overall organic food market has been growing at an average rate of 20% per year since 1997, reaching $40 billion worldwide in 2007 (source: National Marketing Institute).
Pleasure and health are no longer contradictory impulses, but rather are united in a vision of a better, healthier future. According to a study by Accenture, entitled “Accent on the Future,” the future wellness concept will likely be broadened towards values such as self-management, life balance, learning ability and maturity. Moreover, the World Health Organization reports that actively enhancing mental and physical wellness will be one of the most important healthcare issues for many years to come.
Chronic Orthopedic-Related Pain Issues and Disorders
In a 2006 industry research report, Frost & Sullivan stated that the cost of the impact of orthopedic-related disorders to the U.S. economy is valued at $254 billion, and this will only increase as the baby boomer generation continues to age. Each year, three out of every five injury-related physician visits are linked to the musculoskeletal system. Resulting treatment areas include the use of drugs, implants and devices to address problems with the hip, spine, ankle, foot, hand, wrist, shoulder and elbow.
Arthritis, chronic joint symptoms and other orthopedic-related disorders affect one in three American adults, while one out of every two women and one out of every eight men older than the age of 50 will have an osteoporosis-related fracture in their lifetime. Although the risk of arthritis rises with age, its reach is beyond that of the aged population — more than one-half of the 40 million Americans who suffer from arthritis are currently under the age of 65, which costs over $4 billion in lost income, productivity and healthcare (source: National Institute of Neurological Disorders and Stroke). Such reach renders arthritis as one of the most prevalent chronic health problems and the nation’s leading cause of disability among people over the age of 15. Indeed, arthritis — second only to heart disease as a cause of work disability — limits everyday activities such as walking, dressing, and bathing for more than 7 million Americans. The result: almost 40 million physician visits and more than half a million hospitalizations per annum. (source: Frost & Sullivan)
By 2020, the number of individuals over the age of 50 is expected to double, sparking an even greater need for care. It is this inevitable trend that is driving the industry — the North American orthopedic market was worth US $23.7 billion for full-year 2003, and an average annual growth rate of 8.4% will drive this market to US $41.7 billion by 2009 (source: Business Communications Company).
Pain — the Nation’s #1 Disability
As we age, neck and back pain becomes extremely common. These conditions affect not only physical health, but social and even economic well being, as well, disrupting simple daily tasks, routines, leisure activities and employment.
Seventy to 85% percent of adults in the US have back pain at some time in their lifetime. Five million Americans are partially disabled by back problems, and another two million are so severely disabled, they cannot work. Low back pain accounts for 93 million workdays lost every year and costs over $5 billion in healthcare. (source: National Institute of Neurological Disorders and Stroke).

In the year 2001, the National Hospital Ambulatory Medical Care Survey showed that 13,707,000 people visited their doctors to deal with a case of back pain. A similar study performed in Canada reflected that between 30% and 40% of all work absences were due to workers suffering from back pain.
Medical research shows that the majority of patients with chronic spinal pain are significantly “deconditioned.” Weakness of the musculature of the spine can lead to many conditions such as herniated discs, facet syndrome and degenerative joint disease. To provide lasting relief from chronic neck and back pain, the spinal structures and supporting tissue must be actively reconditioned through isolated strengthening exercises. Until MedX developed its patented restraint systems, there was never an effective way to isolate and strengthen the muscles of the spine.
A recent study by the American College of Sports Medicine shows that seven of the top ten fitness predictions for 2008 indicated emphasis on good back health, including an increase in core training to strengthen the muscles around the spine, to include regularly practicing Pilates and yoga; functional fitness training to mimic movements involved in daily living while properly aligned; and special programs for elder Americans to improve strength and balance.
Medical and Fitness Exercise Equipment
According to a May 2008 industry report by Koncept Analytics, health awareness, an aging population, need for time-efficient workout, increased government support and corporate fitness programs are some of the major factors driving the global fitness equipment market. Participation rates for all types of fitness equipment continue to be strong, and product innovation is also promoting solid participation trends. While growth of the home fitness market is expected to remain slow compared to the commercial fitness and sports medicine markets.
Fewer than 100 manufacturers of fitness equipment operate in the U.S., yet enjoy combined annual sales of more than $3 billion. Aside from MedX, key industry players include Technogym, Icon Health & Fitness, Nautilus, Life Fitness, Precor and Cybex.
Popular products include motorized treadmills, stationary bikes, stair climbers, rowing machines and elliptical ‘cross trainers’ collectively called aerobic exercisers; and weightlifting machines (strength training) and traditional weightlifting equipment (free weights and benches).
The two major market segments for fitness equipment are the home and the institutional exercise equipment market, which includes health clubs, corporation, musculoskeletal rehab clinics, apartment complexes and hotels.
Mind/Body Exercise and Personal Fitness Instruction
As more health-conscious people have joined the Wellness movement, the expanding market has provided entre to specialized gyms and personal fitness studios focused on specific wellness needs of consumers.
The health club industry, in general, has seen a major growth surge in recent years, pumping $17.6 billion into the U.S. economy in 2006, according to the International Health, Racquet & Sports Club Association. Moreover, about 42.7 million Americans had memberships to a health club in 2006, which compared to less than 26 million just ten years prior.
The U.S. Bureau of Labor Statistics has cited reasons for this dynamic growth that include the fact that employers are recognizing the benefits of fitness and health and are adding preventative health care programs to their corporate benefits packages; baby boomers, in general, are focused on staying fit; and parents are more concerned with childhood obesity in view of reduced physical education programs being available in public schools.

However, in the last decade — and particularly following the tragic events of 9-11, the U.S. saw a significant rise in the number of people turning to alternative health practices, thus promulgating the explosion of yoga and Pilates studios in nearly every city in America.
Employees
We presently have 20 employees.
Corporate Offices
Our principal offices are located at 1030 N. Orange Avenue, Suite 105, Orlando, Florida 32801. Our telephone number is 407-704-8950 and our fax number is 407-704-8951. We currently operate a corporate website that can be found at www.welltekinc.com (the information on the website does not form a part of this prospectus).
ITEM 1A. RISK FACTORS
If any of the following risks actually occur, our results of operations, cash flows and the value of our shares could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known that may adversely affect our performance or financial condition.
We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
Prior to the Merger we were an inactive shell corporation. We have generated no revenues, completed no business combinations and have had no active trading in our securities. We have commenced business operations as a result of the Merger with MedX Systems. Welltek has been operating for less than 2 years.
We are dependent upon our Management for the operating of the Company.
We are dependent upon the services of the Officers and Directors to determine and implement our overall focus and strategy. There can be no assurance that management’s experience will be sufficient to successfully achieve our business objectives. All decisions regarding the management of our affairs will be made exclusively by our Officers and Directors. In the event these persons are ineffective, our business and results of operation would likely be adversely affected.
Welltek may not be able to compete successfully against current and future competitors.
A large number of companies currently compete with Welltek in the marketplace. Many competitors have far greater capital, marketing and other resources than we do. Furthermore, we cannot assure you that these or other companies will not develop new or enhanced products that are more effective than any that MedX currently has or will develop in the future. Welltek’s three major competitors are Nautilus, Cybex and LifeFitness.
Welltek must successfully develop and market new and existing products.
While Welltek is pleased about the type and quality of product offerings made to date by MedX, it cannot be sure the products will continue to be commercially viable. Therefore, Welltek must develop and introduce new products and product enhancements to continue to sustain itself as a business, and there can be no assurances that Welltek will be able to adequately develop or market its current or new product offerings, or that any such activity will result in sufficient revenues.

Future litigation and administrative actions may result in significant costs.
We are not currently engaged in any material litigation. In the event that any litigation is instituted against us as a result of our products, services, or the assets we have acquired, our financial condition and results of operation may be adversely affected. Welltek has not received full clearance from the FDA of all of its product offerings, in fact there is a pending unresolved FDA Warning Letter on file that specifies a number of deficiencies within the MedX medical equipment product lines, and we will have to move quickly and effectively to resolve these issues. If these issues are not quickly and adequately resolved, there is a chance that we could be subjected to administrative action or censure by the FDA, which could result in Welltek having to cease manufacturing or delivery of some of its new product lines.
Welltek may not be able to enforce or protect its intellectual property rights, which may harm its ability to compete and adversely affect its business. If Welltek is unsuccessful in protecting and maintaining its intellectual property, its competitive position would be harmed.
The ability of Welltek to enforce its patents, together with its other intellectual property, is subject to general litigation risks, as well as uncertainty as to the enforceability of its intellectual property rights in various countries. Welltek have numerous provisional and full patents on our existing products, and it plans to file applications as appropriate for patents covering new products as they are developed. However, the patents Welltek owns, or in which it has rights, may not be sufficiently broad to protect its position against competitors, or may not otherwise provide it with competitive advantages. Welltek’s patents may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of its patents. When Welltek seeks to enforce its rights, it may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom it is asserting a claim. All patents are subject to requests for re-examination by third parties. When such requests for re-examination are granted, some or all claims may require amendment or cancellation. If Welltek is unable to enforce its intellectual property rights, or patent claims are altered or cancelled through re-examination, its competitive position would be harmed.
Welltek may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect its business.
From time to time, third parties may assert against Welltek or its patent or other intellectual property rights to technologies that are important to its business. Welltek may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios for the purpose of developing competing products, or for the sole purpose of asserting claims against it. Any claims that Welltek’s products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause it to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of management and technical personnel away from its business. As a result of any such intellectual property infringement claims, Welltek could be required to:
•	pay material damages for third-party infringement claims;

•	discontinue manufacturing, using or selling the infringing products, technology or processes;

•	develop non-infringing product or modify products so that it is non-infringing, which could be time consuming and costly or may not be possible; or

•	license rights from the third-party claiming infringement for which the license may not be available on commercially reasonable terms or at all.
The occurrence of any of the foregoing could result in unexpected expenses or require Welltek to reassess its assets, which would likely reduce the value of its assets and increase expenses. In addition, if Welltek alters or discontinues its production of affected items, its revenue could be negatively impacted.

Potential future financings could involve a dilution of the interests of the shareholders of the company upon the issuance of additional shares of common stock and/or other securities.
We may engage in future financings over the next several years. There can be no assurances that such financing will ever be completed, but any such financing could involve a dilution of the interests of our shareholders upon the issuance of additional shares of common stock and/or other securities. To the extent we need additional financing in the immediate or near future to implement our business plan, attaining such additional financing may not be possible, or if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to us or our shareholders.
Our officers and directors will have significant voting power and may take actions that may not be in the best interests of other shareholders.
Our officers and directors, principal stockholders and their affiliates will control in excess of a majority of our voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of our stockholders.
We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.
We currently intend to retain future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Our articles of incorporation, our by-laws and Nevada law contain provisions that could discourage, delay or prevent a change in control or management.
Our articles of incorporation and by-laws and Nevada law contain provisions, which could discourage, delay or prevent a third-party from acquiring shares of our common stock or replacing members of our Board of Directors. These provisions include:
•	limitations on the ability of shareholders to remove directors;

•	authorization for our Board of Directors to adopt, amend or repeal our by-laws;

•	limitations on the ability of shareholders to call special meetings of shareholders; and
The limitation on the ability of shareholders to call a special meeting, to act by written consent and to remove directors may make it difficult for shareholders to remove or replace the Board of Directors should they desire to do so. These provisions could also delay or prevent a third-party from acquiring us, which could cause the market price of our common stock to decline.
We did not obtain an opinion from an unaffiliated third party as to the fair market value of MedX Limited or the fairness of the transaction to our stockholders and, as such, our stockholders are relying solely on the judgment of our board of directors.
We did not obtain an opinion from an unaffiliated third party that the price we paid to acquire MedX Limited was fair to our stockholders. Accordingly, our stockholders relied solely on the judgment of our board of directors. None of our directors is a business valuation expert, an independent public accountant or an investment banker.

Our internal control over financial reporting may have weaknesses or inadequacies that may be material.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. As a result of our acquisition of MedX Limited, ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. We cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.
Welltek is not currently profitable and may never become profitable.
Sales for the year of 2009 were $2,541,012 compared to sales of $2,201,868 for the year of 2008. Loss from operations for the year of 2009 was $1,386,730 with net loss of $1,723,218 compared to a net loss from operations for the year of 2008 of $2,136,885 and net loss of $2,188,157. As Welltek increases its marketing efforts and production capability it may incur additional operating losses for the foreseeable future and may never achieve or maintain profitability. Welltek may experience negative cash flow for the foreseeable future as it funds its operating losses and capital expenditures. As a result, Welltek will need to generate significant revenues in order to achieve and maintain profitability. Welltek may not be able to generate significant increased revenues or achieve profitability in the future. The failure to achieve or maintain profitability could negatively impact the value of Welltek common stock and investors would in all likelihood lose all or a portion of their investment. If Welltek is not able to generate revenues sufficient to fund its operations through product sales or if it is not able to raise sufficient funds through investments by third parties, it could result in its inability to continue as a going concern and, as a result, our investors would lose their entire investment.
There is not now, and there may not ever be an active market for shares of our common stock.
Trading of our common stock is conducted on the “OTCBB”. In general, there has been very little trading activity in shares of Welltek common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.
Our common stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the common stock.
The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
The regulations applicable to penny stocks may severely affect the market liquidity for the common stock and could limit an investor’s ability to sell the common stock in the secondary market.
As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.
Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.
Stockholders may have difficulty trading and obtaining quotations for our common stock.
Our common stock trades on a limited basis, and the bid and asked prices for our common stock on the Over-the-Counter Bulletin Board may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.
The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.
Dramatic fluctuations in the price of our common stock may make it difficult to sell our common stock. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control. Such factors include:
•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	the general economic slowdown;

•	sales of large blocks of our common stock by stockholders;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes;

These and other factors, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.
We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.
As a public reporting company, we are subject to Sarbanes-Oxley and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our Stockholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be higher than if we were privately held.
Impact of corporate governance laws.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies. We are required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in Orlando, Florida where we lease approximately 4,371 square feet of office space for our corporate headquarters. Monthly lease payments are approximately $8,146 and the lease term expires June 31, 2012.
In addition, MedX Limited utilizes a 110,000 square foot production facility in Ocala, Florida where it manufactures MedX products.
Our headquarters and manufacturing facility are suitable for their respective uses and are, in general, adequate for our present needs. Said properties are subject to various federal, state, and local statutes and ordinances regulating their operations. Management does not believe that compliance with such statutes and ordinances will materially affect Welltek’s business, financial condition, or results of operations.
ITEM 3. LEGAL PROCEEDINGS
Our Company is involved in various claims and legal actions arising in the ordinary course of business. We maintain reserves for identified claims within our financial statements. We cannot be assured that the ultimate disposition of these claims will not be in excess of the reserves established. Additionally, we maintain liability and umbrella liability insurance policies that provide protection against claims up to various limits of liability. These limits are intended to be sufficient to reasonably protect the Company against claims. In the opinion of our management, the ultimate disposition of all known matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our securities are quoted on the OTC Bulletin Board under the trading symbol “WTKN.OB”. From our inception until December 31, 2009, there were limited transactions in our common stock. The high and low closing bid price for the Company’s common stock on the OTCBB during the quarter ended March 31, 2010 was $0.30 and $0.08 respectively.
Holders
As of March 31, 2010, there are 86,258,828 shares of our Common Stock outstanding, held of record by 122 persons. We have 1,813,273 common stock warrants outstanding and 6,847,138 common stock options outstanding.
Dividends
We have never declared or paid any dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations.
ITEM 6. SELECTED FINANCIAL DATA
Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is intended to further the reader’s understanding of our Company’s financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in our other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Principles of Consolidation
The consolidated financial statements include the accounts of Welltek, Limited, and PHB. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods include the provision for doubtful accounts, provision for product returns, evaluation of obsolete inventory, and the useful life of long-term assets, such as property, plant and equipment.
Revenue Recognition
Welltek recognizes product revenue, net of estimated sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. Revenue is recorded when equipment is delivered to Welltek’ customers.
Cash and Cash Equivalents
For the purposes of reporting cash flows, Welltek considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
In the normal course of business, Welltek provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses, which, when realized, have been within the range of management’s allowance for doubtful accounts. Welltek establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that Welltek has identified. As of December 31, 2009 the allowance for doubtful accounts is valued at $5,000.
Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the first in, first-out (FIFO) method. Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. Welltek writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Welltek writes down inventory during the period in which such products are considered no longer effective. Welltek has reserved approximately $30,000 for inventory obsolescence as of December 31, 2009.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.
Welltek leases certain equipment under capital leases. The economic substance of the leases is such that Welltek financing the acquisition of the assets through the lease terms, and accordingly, they are recorded as property and equipment and capital lease obligations. These assets are being depreciated on the straight-line method over the term of the leases. Amortization on the capital leases is included in depreciation expense.
Long-lived Assets
Long-lived assets used are reviewed for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. When required, impairment losses on assets used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible Assets
Welltek accounts for intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.
Stock-Based Compensation
Currently, Welltek does sponsor a stock option plan or the equivalent. Additionally, Welltek has issued common stock or the equivalent for employee compensation or consultant services for the periods presented.
Advertising
Welltek expenses advertising costs as they are incurred.
Product Warranties
Estimated costs related to product warranties are accrued at the time the equipment is sold. In estimating its future warranty obligations, Welltek considers various relevant factors, including Welltek stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Welltek has accrued $10,000 in product liability claims for the period ended December 31, 2009.
Comprehensive Income (Loss)
Welltek has no components of other comprehensive income (loss). Accordingly, net income (loss) equals comprehensive income (loss) for the periods presented.
Income Taxes
Welltek accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised. For the periods presented, Welltek did not have any outstanding dilutive securities, and, accordingly, diluted net income (loss) per share equals basic net income (loss) per share.

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.
The carrying amounts of Welltek financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of capital lease obligations approximate fair values based on that their interest rates are at prevailing market rates.
RESULTS OF OPERATIONS
Welltek Comparison of Three Months Ended December 31, 2009 and 2008
Revenues decreased to $446,061 for the three months ended December 31, 2009 from $545,585 for the comparable 2008 period, representing a decrease of 18.2%. This decrease is attributed to lower domestic sales due to difficulties in customers obtaining financing. Operating loss decreased to ($522,755) for the three months ended December 31, 2009 from ($1,982,352) for the comparable 2008 period, representing a change of 73.6%. This change is primarily attributed to a$1,089,604 decrease in general and administrative expenses.
Gross profit increased to $165,489 for the three months ended December 31, 2009 from ($205,184) for the comparable 2008 period, representing an increase of 180.7%. The increase in gross profit is directly attributed to the decrease in manufacturing personnel.
Operating expenses decreased to $688,244 for the three months ended December 31, 2009 from $1,777,158 for the comparable 2008 period, representing a decrease of 61.3%. This decrease is attributed to a decrease of $1,089,604 in general and administrative expenses.
Interest Expense increased to $337,000 for the three months ended December 31, 2009 from $1,435 for the comparable 2008 period. The increase is primarily attributed to the $426,815 increase in notes payable.
As a result of the above changes, net loss was ($859,755) for the three months ended December 31, 2009 from ($2,030,297) for the comparable 2008 period, representing a change of 57.7%. This change is primarily attributed to decreases in non-cash stock compensation and general and administrative expenses.
Welltek Comparison of Twelve Months Ended December 31, 2009 and 2008
Revenues increased to $2,541,012 for the twelve months ended December 31, 2009 from $2,201,868 for the comparable 2008 period, representing an increase of 15.4%. This increase is attributed to higher international sales for the period. Operating loss decreased to ($1,386,730) for the twelve months ended December 31, 2009 from ($2,136,885) for the comparable 2008 period, representing a change of 35.1%. This change is primarily attributed to a decrease in salaries at the MedX manufacturing facility.
Gross profit increased to $1,257,630 for the twelve months ended December 31, 2009 from $586,099 for the comparable 2008 period, representing an increase of 114.6%. This increase is attributed to higher revenues and a significantly decreased direct payroll cost in 2009.
Operating expenses decreased to $2,644,360 for the twelve months ended December 31, 2009 from $2,722,984 for the comparable 2008 period, representing a decrease of 2.9%. This decrease is attributed to a decrease in general and administrative expense.

Interest Expense increased to $336,488 for the twelve months ended December 31, 2009 from $4,752 for the comparable 2008 period. The increase is primarily attributed to the $426,815 increase in notes payable.
As a result of the above changes, net loss was ($1,723,218) for the twelve months ended December 31, 2009 from ($2,188,157) for the comparable 2008 period, representing a change of 21.2%. This change is primarily attributed to decreases in non-cash stock compensation and a reduction in salaries.
Liquidity and Capital Resources
As of December 31, 2009, Welltek had cash on hand in the amount of $34,270. As of December 31, 2009, Welltek’s current assets were $342,530 and its current liabilities were $1,588,560, which resulted in a working capital deficiency of $1,246,030. As of December 31, 2009, Welltek had total assets of $707,305 and total liabilities of $1,588,560. If Welltek is unable to generate sufficient cash from operations, it will need to find alternative sources of capital in order to continue its operations, such as a public offering or private placement of securities, or loans from its officers or others.
Off Balance Sheet Arrangements
Welltek has no off balance-sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting.
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.
Change in Internal Controls
During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of the Company’s Independent Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our board of directors manages our business and affairs. Under our Articles of Incorporation and Bylaws, the Board will consist of not less than one nor more than thirteen directors. Currently, our Board consists of two directors. The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed

Randy Lubinsky	58	C.E.O., Chairman and Director	November 12, 2009
Mark Szporka	54	C.F.O., Secretary, and Director	November 12, 2009
Randy Lubinsky, Chief Executive Officer and Chairman of the Board. Mr. Lubinsky has over 34 years experience as a business builder, healthcare entrepreneur and investment banker. He has successfully built businesses from the start-up phase in the healthcare and real estate industries, and has assisted several public companies in implementing roll-up strategies. He co-founded Quest Capital Partners, LC in 1998 with Mr. Szporka. Quest Capital Partners, LC provided the initial capital to PainCare Holdings, Inc. in July 2000 and Mr. Lubinsky served as Chief Executive Officer and Director of PainCare Holdings, Inc. until Fall 2008. Prior to founding Quest, he was President of Ivanhoe Consolidated Group, a healthcare company which was acquired by publicly-traded Medical Industries of America. He also assisted Medical Industries of America in implementing its active acquisition strategy and served as Chief Executive Officer of its Air Ambulance division. From 1994 to 1998, Mr. Lubinsky was founding Director and Chief Executive Officer of Pain Rehabilitation Network, a medical management company which owned or managed 40 medical practices. From 1987 until 1994, he was Chief Executive Officer of Medical Equity, Inc., an investment banking and management company focused on the healthcare industry. During this period, Mr. Lubinsky also founded MedX West, Inc., a distributor of medical equipment. From 1981 to 1987, Mr. Lubinsky served as President and Chief Executive Officer of Florida Equity Group, a real estate development and mortgage banking entity. Prior to founding Florida Equity Group, he served as Senior Vice President of real estate lending for American Savings of Miami, a New York Stock Exchange company. Mr. Lubinsky received a BA degree in finance from Florida International University.
Mark Szporka, Chief Financial Officer, Secretary and Director. Mr. Szporka has in excess of 29 years experience as an investment banker, chief financial officer and strategic planner. During this time he has completed in excess of 150 transactions including mergers & acquisitions, corporate joint ventures, initial public offerings, equity and debt private placements, real estate financings and strategic plans. He co-founded Quest Capital Partners, LC in 1998 with Mr. Lubinsky. Quest Capital Partners, LC provided the initial capital to PainCare Holdings, Inc. in July 2000 and Mr. Szporka served as Chief Financial Officer and Director of PainCare Holdings, Inc. until the Fall 2008. From 1995 to 1998, Mr. Szporka was a principal of a private investment company and during this period served as Chief Financial Officer of Carpet Barn, Inc., a $40 million public floor covering company. Prior to 1995, Mr. Szporka served as Managing Director of AMI Holding Corporation, Inc., a healthcare company, where he also served as Chief Financial Officer of all affiliates. Prior to joining AMI, Mr. Szporka was Managing Director of Corporate Finance Consulting for Arthur Andersen & Co. where he established and managed investment banking practices for middle-market companies in Detroit, Boston and Philadelphia. Mr. Szporka was Managing Director at Security Pacific Merchant Bank with overall nationwide responsibility for investment banking services for real estate and hospitality companies. Previously, he served as Vice President in the investment banking divisions of Paine Webber and E.F. Hutton. In addition, he was Director of Strategic Planning at Joseph E. Seagram & Sons. Mr. Szporka received a MBA from the University of Michigan and a BBA from the University of Notre Dame. He is a Certified Public Accountant (non-active) in New York.

Code of Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics for all of its directors, officers and employees. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.welltekinc.com. To date, there have been no waivers under the Company’s Code of Business Conduct and Ethics. The Company will disclose future amendments to its Code of Business Conduct and Ethics and will post any waivers, if and when granted, under its Code of Business Conduct and Ethics on the Company’s website at www.welltekinc.com.
Compliance With Section 16(a) of the Exchange Act
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2009, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Welltek was formed in January 2009, and therefore has no compensation information for 2008 or 2007.
The predecessor to Welltek was formed in 2008, and therefore has no compensation information for 2007. The following table sets forth the aggregate compensation paid or accrued by Welltek to its Principal Executive Officer, Principal Financial Officer and certain other executive officers, (the Named Executive Officers”) as of December 31, 2009.

							Non-Equity	Nonqualified
						Option	Incentive Plan	Deferred
Current Officers		Salary		Bonus	Stock	Awards	Compensation	Compensation	All Other	Total
Name & Principal Position	Year	($)		($)	($) (1)	($)	($)	Earnings ($)	Compensation ($)	($)

Randy Lubinsky	2008	0	(1)	0	52,575	52,575	0	0	0	105,150
CEO, Chairman & Director	2009				143,315				36,216	179,531

Mark Szporka	2008	0	(1)	0	52,575	52,575	0	0	0	105,150
CFO, Secretary & Director	2009				143,315				27,216	170,531

(1)	Mr. Lubinsky and Mr. Szporka waived all salary to which they were entitled in 2008 and 2009.
Options
Welltek was formed in January 2009, and therefore did not have any options outstanding as of December 31, 2008. In connection with the Merger, Welltek assumed all outstanding options of the acquired company, including options entitling Randy Lubinsky to purchase 1,353,189 shares of common stock, and entitling Mark Szporka to purchase 1,353,189 shares of our common stock. All such options were issued and outstanding on December 31, 2009 (as adjusted for the 40-1 forward split of our common stock).
Employment Arrangements with Named Executive Officers and Post-Employment Compensation
Welltek did not have any employment agreements prior to the Merger. In connection with the Merger, Welltek assumed the following Welltek employment agreements.
On November 1, 2008, Welltek entered into an employment agreement with Randy Lubinsky, to serve as Chief Executive Officer. The term of the agreement is 5 years, and Mr. Lubinsky has the right to extend the agreement for an additional 3 year term thereafter. Pursuant to the agreement Mr. Lubinsky is to receive a base salary of $275,000 per year, and a discretionary bonus, payable quarterly at the discretion of the Board, in an amount up to 150% of the base salary paid to employee in the prior quarter. Under the agreement Mr. Lubinsky will receive a car allowance, a country club membership, and other standard benefits. The agreement contains non-competition provisions, non-interference provisions, and a confidentiality clause. The agreement also provides for certain payments to be made to Mr. Lubinsky should certain events occur within 2 years of a change of control.

On November 1, 2008, Welltek entered into an employment agreement with Mark Szporka, to serve as Chief Financial Officer. The term of the agreement is 5 years, and Mr. Szporka has the right to extend the agreement for an additional 3 year term thereafter. Pursuant to the agreement Mr. Szporka is to receive a base salary of $250,000 per year, and a discretionary bonus, payable quarterly at the discretion of the Board, in an amount up to 150% of the base salary paid to employee in the prior quarter. Under the agreement Mr. Szporka will receive a car allowance, a country club membership, and other standard benefits. The agreement contains non-competition provisions, non-interference provisions, and a confidentiality clause. The agreement also provides for certain payments to be made to Mr. Szporka should certain events occur within 2 years of a change of control.
Compensation of the Board of Directors
Members of our Board do not currently receive compensation for their service to the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plan
The following table sets forth information, as of December 31, 2009, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued	Weighted-Average	for Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column)

Equity compensation plans approved by security holders	6,847,138	$0.11	9,391,134
Equity compensation plans not approved by security holders	1,813,273	$0.13	0

	8,660,411	$0.11	9,391,134

(b) Security Ownership
The following table sets forth information known to us, as of December 31, 2009, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Welltek Incorporated, 1030 North Orange Avenue, Suite 105, Orlando, Florida 32801. The percentages in the following table are based upon 85,783,828 shares outstanding as of December 31, 2009.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class

Randy Lubinsky, C.E.O. and Chairman of the Board	15,923,667	(1)	18.6%
Mark Szporka, C.F.O., Secretary and Director	15,977,794	(2)	18.6%
Richard and Noelle Siegel	5,412,757		6.3%
James Byrd, Jr.	5,954,033	(3)	6.9%
Executive Officers and Directors as a Group:	31,901,461		37.2%

1.	Includes options to purchase 1,353,189 shares of common stock at $0.09 per share.

2.	Includes options to purchase 1,353,189 shares of common stock at $0.09 per share.

3.	Includes options to purchase 541,276 shares of common stock at $0.28 per share; and 1,623,827 shares of common stock held by the James S. Byrd, Jr. SEP IRA.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In connection with the Merger, (i) we issued Mr. Lubinsky 14,570,478 shares of our common stock, and assumed an option entitling Mr. Lubinsky to purchase an additional 1,353,189 shares of our common stock; and (ii) we issued Mr. Szporka 14,624,605 shares of our common stock, and assumed an option entitling Mr. Szporka to purchase an additional 1,353,189 shares of our common stock
As of December 31, 2009, Quest Capital Partners, LC, an entity controlled by Mr. Lubinsky and Mr. Szporka had a note payable in the amount of $7,745.77.
Board Independence and Committees
We have elected to use the independence standards of the NYSE AMEX Equities Exchange in our determination of whether the members of our Board are independent. Based on the foregoing, we have concluded that neither Mr. Lubinsky nor Mr. Szporka is independent. The Board has not established any committees. The services typically provided by an audit committee, nominating committee, and compensation committee, are currently provided by our full Board.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table shows what Jewitt, Schwartz, Wolfe & Associates billed for the audit and other services for the year ended December 31, 2009 and for the year ended December 31, 2008, respectively.

	Year Ended	Year Ended
	12/31/ 2009	12/31/08
Audit Fees	$22,500	$15,000
Audit-Related Fees	—	—

Tax Fees	—	—
All Other Fees	—	—

Total	$22,500	$15,000

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.
Audit-Related Fees—N/A
Tax Fees—N/A
Overview—The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:
b) Exhibits
The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit No.		Description

3.1	(i)	Articles of Incorporation (2)

3.1	(ii)	Certificate of Amendment to Articles of Incorporation, filed November 12, 2009 (1)

3.2		Bylaws (2)

10.1		Agreement and Plan of Merger, dated September 1, 2009 (3)

Exhibit No.	Description

10.2	Employment Agreement with Randy Lubinsky, dated November 1, 2008 (1)

10.3	Employment Agreement with Mark Szporka, dated November 1, 2008 (1)

10.4	Welltek Incorporated 2008 Equity Incentive Plan (1)

21	Subsidiaries (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2
Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference from the Form 8-K filed by the Company on November 18, 2009

(2)	Incorporated by reference from the Form S-1 filed by the Company on February 17, 2009

(3)	Incorporated by reference from the Form 8-K filed by the Company on September 15, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, FL, on April 29, 2010.

Dated: April 29, 2010	WELLTEK INCORPORATED
	By:	/s/ Randy Lubinsky
Randy Lubinsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

/s/ Randy Lubinsky Randy Lubinsky Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 29, 2010

/s/ Mark Szporka Mark Szporka Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	April 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     WellTek, Inc.
We have audited the accompanying consolidated balance sheets of WellTek, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows from June 8, 2008 (inception) through December 31, 2008 and for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WellTek, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows from June 8, 2008 (inception) through December 31, 2008 and for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 27, 2010

WELLTEK, INC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	December 31, 2009	December 31, 2008
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$34,270	$—
Accounts receivable, net	194,386	272,120
Prepaid expenses	16,654	27,146
Inventories, net	97,220	271,222

Total current assets	342,530	570,488

Property, plant and equipment-net	264,775	380,959
Investment in shell	100,000	—

Total assets	$707,305	$951,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$—	$8,134
Accounts payable	387,086	598,728
Accrued expenses	396,059	109,692
Warranty and obsolescence provision	40,000	40,000
Customer deposits	54,142	87,407
Current portion capital lease payable	23,355	40,336
Notes payable	577,918	151,103
Due to related party	110,000	105,182

Total current liabilities	1,588,560	1,140,582

Total Liabilities	1,588,560	1,140,582

Commitments and contingencies

Stockholders’ Deficit
Common stock, $.00001 par value, 200,000,000 shares authorized, 85,783,828 and 54,239,146 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	858	523
Treasury stock	(120,000)	(120,000)
Additional paid in capital	3,149,262	2,118,499
Accumulated deficit	(3,911,375)	(2,188,157)

Total stockholders’ deficit	(881,255)	(189,135)

Total liabilities and stockholders’ deficit	$707,305	$951,447

See Notes to Consolidated Financial Statements

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
THE PERIOD FROM JUNE 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008

		From June 8, 2008
	Twelve Months Ended	(inception) through
	December 31, 2009	December 31, 2008

Revenues	$2,541,012	$2,201,868

Cost of revenues	1,283,382	1,615,769

Gross profit	1,257,630	586,099

Operating expenses:
Selling expense	288,391	379,555
General and administrative	2,240,249	2,275,848
Depreciation	115,720	67,581

Total operating expenses	2,644,360	2,722,984

Operating loss	(1,386,730)	(2,136,885)

Other income (expense)	—	(46,520)
Interest expense	(336,488)	(4,752)

Net loss	$(1,723,218)	$(2,188,157)

Net loss per share
Basic	$(0.03)	$(0.05)

Diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding
Basic	63,759,960	45,913,035

Diluted	71,518,245	51,410,849

See Notes to Consolidated Financial Statements

WELLTEK, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE PERIOD JUNE, 2008 (INCEPTION)
THROUGH DECEMBER 31, 2009

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JUNE 2008	—	$—	$—	$239,000	$—	$239,000

Shares issued for:
Founders	39,365,453	394		(394)	—	(0)
Merger	427,028	4		(4)	—	0
Cash	7,139,424	71		858,281	—	858,352
Consulting	5,377,097	54		591,250		591,304
Employee options	—	—		359,915	—	359,915
Warrants	—	—		70,451	—	70,451
Treasury stock			(120,000)	—		(120,000)

Net loss	—	—		—	(2,188,157)	(2,188,157)

ENDING BALANCE AT DECEMBER 31, 2008	52,309,002	$523	$(120,000)	$2,118,499	$(2,188,157)	$(189,135)

Shares issued for:
Founders	3,988,952	40			—	40
Merger	16,160,000	162			—	162
Cash	4,276,077	43		533,169	—	533,212
Consulting	1,823,768	18		150,079		150,097
Finance Charges	7,226,028	72		337,000		337,072
Employee options	—	—		10,515	—	10,515

Net loss	—	—		—	(1,723,218)	(1,723,218)

ENDING BALANCE AT DECEMBER 31, 2009	85,783,827	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

See Notes to Consolidated Financial Statements

WELLTEK, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
THE PERIOD FROM JUNE 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008

		From June 8, 2008
		(inception) through
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(1,723,218)	$(2,188,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,720	67,581
Stock based compensation	10,515	359,915
Stock issued for consulting services	150,079	591,250
Stock issued for finance charges	337,000	—
Warranty and obsolesence provisions	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	77,734	(272,120)
Prepaid expenses	10,492	(27,145)
Inventories, net	174,002	(271,222)
Accounts payable and accrued expenses	75,481	707,226
Customer deposits	(33,265)	87,407

Net cash used in operating activities	(805,460)	(905,265)

Cash flows used in investing activity:
Purchase of shell corporation	(100,000)	(448,540)
Cash received in acquisition in excess of cash paid	—	(1)

Net cash provided by (used in) investing activity	(100,000)	(448,541)

Cash flows from financing activities:
Proceeds from related party loan	4,818	105,182
Payment of related party loan	—	—
Proceeds from notes payable	426,815	151,103
Proceeds from the sale of common stock	533,212	859,600
Proceeds from issue of warrants	—	70,451
Proceeds from initial capital contribution	—	239,000
Purchase of treasury stock	—	(120,000)
Proceeds from capital lease	—	70,214
Proceeds from subscription receivable	—	—
Payment of capital lease	(16,981)	(29,878)

Net cash provided by financing activities	947,864	1,345,672

Net increase in cash	42,404	(8,134)

Cash, beginning of year	(8,134)	—

Cash, end of period	$34,270	$(8,134)

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash transactions:
Stock based compensation	$10,515	$359,915

Stock issued for consulting services	$150,079	$591,250

See Notes to Consolidated Financial Statements

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 1 — NATURE OF BUSINESS
WellTek, Inc., (the “Company”) is a Nevada C Corporation that was established in November 2003. The Company is headquartered in Orlando, Florida and operates as a holding company with majority ownership of MedX Limited, whose primary operations include the manufacturing and marketing of high quality medical, rehabilitation and exercise equipment, sold throughout the world. On September 15, 2008, the Company established a new entity, Pure Healthy Back, Inc., which is engaged in building a national network of medical rehabilitation centers offering managed care companies, self-insured employers and federal government agencies rehabilitation programs for the back and neck.
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $3,991,375 at December 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying audited consolidated financial statements of the Company, and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.
Principles of Consolidation
The consolidated financial statements include the accounts of WellTek, Inc., MedX Limited and Pure Healthy Back. All significant intercompany accounts and transactions have been eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods include the provision for doubtful accounts, provision for product returns, evaluation of obsolete inventory, and the useful life of long-term assets, such as property, plant and equipment.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
Revenue Recognition
The Company recognizes product revenue, net of estimated sales discounts, returns and allowances, in accordance with ASC 600 Revenue which establishes that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured. Revenue is recorded when equipment is delivered to the Company’s customers.
Cash and Cash Equivalents:
For the purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
In the normal course of business, the Company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses, which, when realized, have been within the range of management’s allowance for doubtful accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. As of December 31, 2009 and 2008, the allowance for doubtful accounts is valued at $3,313 and $4,600, respectively.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the first in, first-out (FIFO) method. Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are considered no longer effective. The Company has reserved approximately $10,000 for inventory obsolescence as of December 31, 2009 and 2008.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.
The Company leases certain equipment under capital leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the lease terms, and accordingly, they are recorded as property and equipment and capital lease obligations. These assets are being depreciated on the straight-line method over the term of the leases. Amortization on the capital leases is included in depreciation expense.
Long-lived Assets
Long-lived assets used are reviewed for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. When required, impairment losses on assets used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Intangible Assets
The Company accounts for intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation. The ASC provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Advertising
The Company expenses advertising costs as they are incurred. Advertising expenses for the periods ending December 31, 2009 and 2008 was not material.
Product Warranties
Estimated costs related to product warranties are accrued at the time the equipment is sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The Company has accrued $40,000 in product liability claims for the period ended December 31, 2009 and 2008.
Comprehensive Income (Loss)
The Company has no components of other comprehensive income (loss). Accordingly, net income (loss) equals comprehensive income (loss) for the periods presented.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were exercised. For the periods presented, the Company did not have any outstanding dilutive securities, and, accordingly, diluted net income (loss) per share equals basic net income (loss) per share.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
ACCOUNTING STANDARDS UPDATES
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 820 Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•	Level 1 — inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•
Level 2 — inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discontinued cash flow models, and similar techniques.

The Company’s financial asset carried at fair value as of December 31, 2009 is the investment in the shell corporation. Although the Company made the initial investment in cash the investment’s fair value will need to be re-measured on an annual basis. This re-measurement will be based upon the estimation of equity and debt positions at year end. Due to these facts the Company valued the financial asset using a Level 3 input.
The carrying amounts and fair values of the Company’s financial instruments at December 31, 2009 are as follows:

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Investment in Shell Corporation	$100,000	$—	$—	$100,000

Total Assets:	$100,000	$—	$—	$100,000

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Investment in Shell Corporation	$—	$—	$—	$—

Total Assets:	$—	$—	$—	$—

The following is a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Assets:
Balance at January 1, 2009	$—
Cumulative effect of the change in accounting principal, January 1, 2009	—
Change in fair value included in operations	100,000

Balance, December 31, 2009	$100,000

The carrying amounts of the Company’s other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of capital lease obligations approximate fair values based on that their interest rates are at prevailing market rates.
NOTE 4 — INVENTORIES
Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. The Company maintains an inventory of $97,220 and $271,222 at December 31, 2009 and 2008.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment as of December 31 consists of the following:

	2009	2008
Computers and Software	$11,010	$11,010
Manufacturing machinery and equipment	14,250	15,000
Furniture and Fixtures	422,530	422,530

Less: accumulated deprecation	(183,016)	(67,581)

	$264,775	$380,959

Depreciation expense for the years ended December 31, 2009 was $115,720 and $67,581 respectively.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 6 — NOTES PAYABLE
At December 31, 2009 and 2008, Notes Payable consists of the following:

	2009	2008
15% Secured Notes	$400,000	$0
10% Notes	50,000	0
10% Notes	95,000	45,000
Other	32,918	106,103

	$577,918	$151,103

15% Secured Notes
The 15% Secured Notes were originated in July 2009, bear interest at a rate of 15% and were due in six months. The noteholders also received 600,000 shares of common stock. The maturity date of these notes has since been extended until May 15, 2010. For these extensions, the noteholders received an additional 1,300,000 shares of common stock. The Secured Notes have a first lien on all of the assets of the company.
10% Notes
The 10% Notes were originated at varying dates in 2009. The Notes were for a period of one year. The maturity of these notes has since been extended until June 30, 2010.
NOTE 7 — CAPITAL LEASE OBLIGATIONS
The Company has multiple capital lease obligations for certain manufacturing equipment. The leases, which mature at various periods through 2009, require total monthly payments ranging up to $5,419.01. Such obligations are collateralized by the leased equipment. Interest on such obligations ranges between 6.7% to 14.6%. All obligations are collateralized by the lease equipment.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Future payments of the capital lease obligations are as follows:

Year Ending December 31, 2009
Total minimum lease payments	40,336
Less amount representing interest	(16,981)
Present value of net minimum lease payments	$23,355
NOTE 8 — CONCENTRATIONS
Financial instruments — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains its cash in demand deposit accounts which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk in cash.
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic locations. The Company generally does not require collateral from its customers.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company leases its corporate office facility. Monthly payments of $8,100 are due under this lease until August 2010.
NOTE 10 — EQUITY
On July 1, 2008, 880,000 stock options with a purchase price of $0.50 per share were granted to management and employees of the Company. These options vested immediately upon grant. On July 25, 2008, 100,000 stock options with a purchase price of $1.50 per share were granted as part of a consulting agreement. These options vested immediately upon grant. On July 31,2008, 300,000 stock options with a purchase price of $1.00 per share were granted to an employee of the company. 100,000 of these options vested immediately with 100,000 vesting on the 1st and 2nd anniversary of the grant date. On December 31, 2008, 265,000 stock options with a purchase price of $0.50 per share were granted to management and employees of the Company. These options vested immediately upon grant. Based on the assumptions noted above, the fair market value of the options issued was valued at $492,647.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
On May 6, 2009, 270,638 stock options with a purchase price of $0.09 per share were granted to an employee of the company. These options vested immediately upon grant. Based on the assumptions noted above, the fair market value of the options issued was valued at $10,515.
On July 1, 2008, the Company adopted a stock-based compensation plan. Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.
The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	2.24%
Expected volatility	108.9%
Forfeiture Rate	0.0%
Expected life	5 Years
For the years ended December 31, 2009 and 2008, $10,515 and $359,915 of general and administrative expenses was attributed to compensation expense associated with these options. In addition, for the years ended December 31, 2009 and 2008, $150,079 and $591,250 of general and administrative expenses was attributed to stock based compensation for common shares awarded to consultants.
The Company affected a 40 to 1 forward split of its common stock during November 2009.

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

	Three Months Ended		Twelve Months Ended
	December 31		December 31
	2009	2008	2009	2008

Net loss available for common shareholders	$(859,755)	$(2,030,297)	$(1,723,218)	$(2,188,157)

Weighted average outstanding shares of common stock	80,397,152	49,630,753	63,759,960	45,913,035

Dilutive effect of employee stock options, awards and warrants	8,119,135	6,350,968	7,758,285	5,497,814

Common stock and common stock equivalents	88,516,287	55,981,721	71,518,245	51,410,849

Earnings per share:

Basic	$(0.01)	$(0.04)	$(0.03)	$(0.05)

Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.04)

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 12 — INCOME TAXES
The provision (benefit) for income taxes from continued operations for the year ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current:
Federal	$(588,975)	$(726,974)
Deferred:
Federal	—	—
Tax (benefit) from the decrease in valuation allowance	(588,975)	726,974

Provision (benefit) for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.0%
Decrease in valuation allowance	(0.0)%
Other	0.0%
Valuation allowance	(34.0)%

Effective tax rate	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

Deferred tax assets:
Current	$588,975	$726,974
Non-current		—
Less: valuation allowance	(588,975)	(726,974)

Net deferred income tax assets	$—	$—

Deferred tax liabilities:
Current	$—	$—
Non-current	—	—
Less: valuation allowance	—	—

Net deferred income tax liabilities	$—	$—

WELLTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
The Company has a net operating loss carryforward of approximately $2,727,133 available to offset future taxable income through 2019.
The net increase in valuation allowance during the period ended December 31, 2009 and 2008 was $588,975 and $726,974.
NOTE 13 — SUBSEQUENT EVENTS
In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 — “Subsequent Events”, the Company has evaluated its activities from December 31, 2009 through April 27, 2010 the date the financial statements were issued, and determined that there were no reportable subsequent events.