Form 10-Q
period 2010-03-31
WellTek Inc
filed 2010-05-20
CIK 1456453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-157360
WELLTEK INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of organization)	5912 (Primary Standard Industrial Classification Code)	98-0610431 (IRS Employer Identification #)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 90,746,328 as of May 17, 2010.

WELLTEK INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
WELLTEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$20,292	$34,270
Accounts receivable, net	165,353	194,386
Prepaid expenses	16,654	16,654
Inventories, net	115,496	97,220

Total current assets	317,795	342,530

Property, plant and equipment-net	235,854	264,775
Investment in shell	100,000	100,000
Goodwill	—	—

Total assets	$653,649	$707,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$—	$—
Accounts payable	350,357	387,086
Accrued expenses	439,902	396,059
Warranty and obsolescence provision	40,000	40,000
Customer deposits	122,479	54,142
Current portion capital lease payable	21,355	23,355
Notes payable	625,063	577,918
Due to related party	110,000	110,000

Total current liabilities	1,709,157	1,588,560

Total Liabilities	1,709,157	1,588,560

Commitments and contingencies

Stockholders’ Deficit
Common stock, $.00001 par value, 200,000,000 shares authorized, 86,258,828 and 85,783,828 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	863	858
Treasury stock	(120,000)	(120,000)
Additional paid in capital	3,243,508	3,149,262
Accumulated deficit	(4,179,879)	(3,911,375)

Total stockholders’ deficit	(1,055,508)	(881,255)

Total liabilities and stockholders’ deficit	$653,649	$707,305

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$287,221	$494,389

Cost of revenues	95,939	284,354

Gross profit	191,282	210,035

Operating expenses:
Selling expense	10,618	82,439
General and administrative	400,796	325,314
Depreciation	28,921	28,957

Total operating expenses	440,335	436,710

Operating loss	(249,053)	(226,675)

Other income	—	—
Interest expense	(19,450)	(5,371)

Net loss	$(268,503)	$(232,046)

Net loss per share
Basic	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	86,258,828	53,680,215

Diluted	94,258,828	60,987,437

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED
MARCH 31, 2010 AND 2009

	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(268,503)	$(232,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,921	28,957
Stock based compensation	63,000	—
Stock issued for finance charges	31,250	—
Changes in operating assets and liabilities:
Accounts receivable	29,033	(215,459)
Prepaid expenses	—	(17,937)
Inventories, net	(18,276)	79,972
Accounts payable and accrued expenses	(7,115)	213,678
Customer deposits	68,337	59,407

Net cash used in operating activities	(73,353)	(83,428)

Cash flows used in investing activity:
Purchase of shell corporation	—	(100,000)
Acquisition of property, plant & equipment	—	55,631
Cash received in acquisition in excess of cash paid	—	—

Net cash provided by (used in) investing activity	—	(44,369)

Cash flows from financing activities:
Proceeds from related party loan	—	54,818
Proceeds from notes payable	47,145	84,226
Payment of capital lease	12,230	10,300

Net cash provided by financing activities	59,375	149,344

Net increase in cash	(13,978)	21,547

Cash, beginning of year	34,270	(8,134)

Cash, end of period	$20,292	$13,413

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash transactions:
Stock based compensation	$63,000	$—

Stock issued for consulting services	$—	$—

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2009
AND THE THREE MONTHS ENDING MARCH 31, 2010

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2009	52,309,003	$523	$(120,000)	$2,118,499	$(2,188,157)	$(189,135)

Shares issued for:
Founders	3,988,952	40			—	40
Merger	16,160,000	162			—	162
Cash	4,276,077	43		533,169	—	533,212
Consulting	1,823,768	18		150,079		150,097
Finance Charges	7,226,028	72		337,000		337,072
Employee options	—	—		10,515	—	10,515
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(1,723,218)	(1,723,218)

ENDING BALANCE AT DECEMBER 31, 2009	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2010	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

Shares issued for:
Founders	—	—			—	—
Merger	—	—			—	—
Cash	350,000	4		62,997	—	63,000
Consulting	—	—		—		—
Finance Charges	125,000	1		31,249		31,250
Employee options	—	—		—	—	—
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(268,503)	(268,503)

ENDING BALANCE AT March 31, 2010	86,258,828	$863	$(120,000)	$3,243,507	$(4,179,878)	$(1,055,508)

Welltek Incorporated
Notes to the Financial Statements
(Unaudited)
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
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,179,879 at March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.
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
Interim Financial Statements
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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
Advertising
The Company expenses advertising costs as they are incurred.
Product Warranties
Estimated costs related to product warranties are accrued at the time the equipment is sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty
Comprehensive Income (Loss)
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
Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Company’s financial asset carried at fair value as of March 31, 2010 is the investment in the shell corporation. Although the Company made the initial investment in cash the investment’s fair value will need to be re-measured on an annual basis. This re-measurement will be based upon the estimation of equity and debt positions at year end. Due to these facts the Company valued the financial asset using a Level 3 input.
The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 are as follows:

		Fair Value Measurements at March 31, 2010
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

NOTE 4 — INVENTORIES
Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. The Company maintains an inventory of $115,496 and $191,520 at March 31, 2010 and 2009.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment as of March 31 consists of the following:

	2010	2009
Computers and Software	11,010	11,010
Manufacturing machinery and equipment	14,250	14,250
Furniture and Fixtures	$422,530	$422,530

Less: accumulated deprecation	(211,937)	(96,252)

	$235,854	$351,538

Depreciation expense for the three months ended March 31, 2010 and 2009 was $28,921 and $28,957 respectively.
NOTE 6 — NOTES PAYABLE
At March 31, 2010 and 2009, Notes Payable consists of the following:

	2010	2009
15% Secured Notes	$400,000	$0
10% Notes	50,000	50,000
10% Notes	95,000	95,000
Other	80,063	90,329

	$625,063	$235,329

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
NOTE 7 — CONCENTRATIONS
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company leases its corporate office facility. Monthly payments of $8,100 are due under this lease until August 2010.
NOTE 9 — EQUITY
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
For the three months ended March 31, 2010 and 2009, $63,000 and $0 of general and administrative expenses was attributed to compensation expense associated with cash investors. In addition, for the three months ended March 31, 2010 and 2009, $31,250 and $0 of general and administrative expenses was attributed to stock based compensation for common shares issued for finance charges.
The Company affected a 40 to 1 forward split of its common stock during November 2009.
NOTE 10 — SUBSEQUENT EVENTS
In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 — “Subsequent Events”, the Company has evaluated its activities from March 31, 2010 through April 27, 2010 the date the financial statements were issued, and determined that there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.
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

Results of Operations
Welltek Comparison of Three Months Ended March 31, 2010 and 2009
Revenues decreased to $287,221 for the three months ended March 31, 2010 from $494,389 for the comparable 2009 period, representing a decrease of 42%. This decrease is attributed to lower domestic sales due to difficulties in customers obtaining financing. Operating loss increased to ($249,053) for the three months ended March 31, 2010 from ($226,675) for the comparable 2009 period, representing a change of 10%. This change is primarily attributed to a $207,168 decrease in revenues.
Gross profit decreased to $191,282 for the three months ended March 31, 2010 from $210,035 for the comparable 2009 period, representing a change of 9%. The decrease in gross profit is directly attributed to the decrease in manufacturing revenues.
Operating expenses increased to $440,335 for the three months ended March 31, 2010 from $436,710 for the comparable 2009 period, representing an increase of 1%.
Interest Expense increased to $19,450 for the three months ended March 31, 2010 from $5,371 for the comparable 2009 period. This change is primarily attributed to a decrease in revenues and an increase in non-cash compensation.
As a result of the above changes, net loss was ($268,503) for the three months ended March 31, 2010 from ($232,046) for the comparable 2009 period, representing a change of 16%. This change is primarily attributed to increases in non-cash stock compensation.
Liquidity and Capital Resources
As of March 31, 2010, Welltek had cash on hand in the amount of $20,292. As of March 31, 2010, Welltek’s current assets were $317,795 and its current liabilities were $1,709,157, which resulted in a working capital deficiency of $1,391,362. As of March 31, 2010, Welltek had total assets of $653,649 and total liabilities of $1,709,157. If Welltek is unable to generate sufficient cash from operations, it will need to find alternative sources of capital in order to continue its operations, such as a public offering or private placement of securities, or loans from its officers or others.
Off Balance Sheet Arrangements
Welltek has no off balance-sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report. Based upon that evaluation, the Company’s CEO and CFO concluded that as of March 31, 2010 the Company’s disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2010, Welltek issued the following securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):
•	Issued 125,000 shares to consultants for services rendered.
•	Sold 350,000 shares at a price of $0.10 per share.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Removed and Reserved.
Item 5. Other Information.
None.

Item 6. Exhibits.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, FL, on May 18, 2010.

Dated: May 18, 2010	WELLTEK INCORPORATED
	By:	/s/ Randy Lubinsky
Randy Lubinsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

/s/ Randy Lubinsky Randy Lubinsky	May 18, 2010
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

/s/ Mark Szporka Mark Szporka	May 18, 2010
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)