Form 10-Q
period 2010-06-30
WellTek Inc
filed 2010-08-23
CIK 1456453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-157360
WELLTEK INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	8099	98-0610431
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer Identification #)
organization)	Classification Code)
1030 N Orange Ave, Ste 300
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 136,296,328 as of August 19, 2010.

WELLTEK INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WELLTEK, INC
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	JUNE 30, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$54,571	$34,270
Accounts receivable, net	298,742	194,386
Prepaid expenses	21,848	16,654
Inventories, net	106,625	97,220

Total current assets	481,786	342,530

Property, plant and equipment-net	246,354	264,775
Investment in shell	100,000	100,000
Goodwill	725,000	—

Total assets	$1,553,140	$707,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$—	$—
Accounts payable	333,082	387,086
Accrued expenses	522,586	396,059
Warranty and obsolescence provision	40,000	40,000
Customer deposits	124,577	54,142
Current portion capital lease payable	21,355	23,355
Notes payable	749,115	577,918
Due to related party	110,000	110,000

Total current liabilities	1,900,715	1,588,560

Total Liabilities	1,900,715	1,588,560

Commitments and contingencies

Stockholders’ Deficit
Common stock, $.00001 par value, 200,000,000 shares authorized, 136,296,328 and 85,783,828 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,364	858
Treasury stock	(120,000)	(120,000)
Additional paid in capital	4,097,256	3,149,262
Accumulated deficit	(4,326,195)	(3,911,375)

Total stockholders’ deficit	(347,575)	(881,255)

Total liabilities and stockholders’ deficit	$1,553,140	$707,305

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED JUNE 30,	ENDED JUNE 30,	ENDED JUNE 30,	ENDED JUNE 30,
	2010	2009	2010	2009

Revenues	$565,973	$975,342	$278,752	$480,953

Cost of revenues	235,588	519,338	139,648	234,984

Gross profit	330,385	456,004	139,104	245,969

Operating expenses:
Selling expense	23,400	86,171	12,782	3,732
General and administrative	612,941	641,341	224,268	311,931
Depreciation	28,921	57,878	28,921	28,921

Total operating expenses	665,262	785,390	265,971	344,584

Operating loss	(334,877)	(329,386)	(126,867)	(98,615)

Other income	—	—	—	—
Interest expense	(79,950)	(512)	(19,450)	—

Net loss	$(414,827)	$(329,898)	$(146,317)	$(98,615)

Net loss per share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	136,296,328	53,680,215	86,258,828	52,309,003

Diluted	144,956,739	60,987,437	94,919,239	59,616,225

WELLTEK, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED
JUNE 30, 2010 AND 2009

	JUNE 30, 2010	JUNE 30, 2009
Cash flows from operating activities:
Net loss	$(414,827)	$(329,898)
Adjustments to reconcile net loss to net cash used in operating activities:	189,935
Depreciation	28,921	57,878
Stock based compensation	63,000	—
Stock issued for consulting services	48,750	13,698
Stock issued for finance charges	31,750	—
Warranty and obsolesence provisions	—	—
Changes in operating assets and liabilities:
Accounts receivable	(104,356)	35,214
Prepaid expenses	5,194	200,548
Inventories, net	(9,405)	106,484
Accounts payable and accrued expenses	(72,523)	(53,940)
Customer deposits	70,435	475,295

Net cash used in operating activities	(163,127)	505,279

Cash flows used in investing activity:
Purchase of shell corporation	—	(100,000)
Acquisition of property, plant & equipment	—
Cash received in acquisition in excess of cash paid	—	—

Net cash provided by (used in) investing activity	—	(100,000)

Cash flows from financing activities:
Proceeds from related party loan	—
Payment of related party loan	—	—
Proceeds from notes payable	171,197
Payment of capital lease	12,230	6,991

Net cash provided by financing activities	183,427	6,991

Net increase in cash	20,301	412,270

Cash, beginning of year	34,270	(8,134)

Cash, end of period	$54,571	$404,136

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash transactions:
Stock based compensation	$63,000	$—

Stock issued for consulting services	$48,750	$—

WELLTEK, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2009
AND THE THREE MONTHS ENDING MARCH 31 AND JUNE 30, 2010

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2009	52,309,003	$523	$(120,000)	$2,118,499	$(2,188,157)	$(189,135)

Shares issued for:
Founders	3,988,952	40			—	40
Merger	16,160,000	162			—	162
Cash	4,276,077	43		533,169	—	533,212
Consulting	1,823,768	18		150,079		150,097
Finance Charges	7,226,028	72		337,000		337,072
Employee options	—	—		10,515	—	10,515
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(1,723,218)	(1,723,218)

ENDING BALANCE AT DECEMBER 31, 2009	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2010	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

Shares issued for:
Founders	—	—			—	—
Merger	—	—			—	—
Cash	350,000	4		62,997	—	63,000
Consulting	—	—		—		—
Finance Charges	125,000	1		31,249		31,250
Employee options	—	—		—	—	—
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(268,503)	(268,503)

ENDING BALANCE AT MARCH 31, 2010	86,258,828	$863	$(120,000)	$3,243,507	$(4,179,878)	$(1,055,508)

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT APRIL 1, 2010	86,258,828	$863	$(120,000)	$3,243,507	$(4,179,878)	$(1,055,508)

Shares issued for:
Founders	—	—			—	—
Merger	14,500,000	145		724,855	—	725,000
Cash		—			—	—
Consulting	487,500	5		48,745		48,750
Finance Charges	50,000	1		500		500
Employee options		—		—	—	—
Debt Conversion	35,000,000	350		79,650	—	80,000
Treasury stock		—		—		—

Net loss	—	—		—	(146,317)	(146,317)

ENDING BALANCE AT JUNE 30, 2010	136,296,328	$1,363	$(120,000)	$4,097,256	$(4,326,195)	$(347,575)

Welltek Incorporated
Notes to the Financial Statements
(Unaudited)
NOTE 1 — NATURE OF BUSINESS
WellTek, Inc., (the “Company”) is a Nevada C Corporation that was established in November 2003. The Company is headquartered in Orlando, Florida and operates as a holding company with majority ownership of MedX Limited, whose primary operations include the manufacturing and marketing of high quality medical, rehabilitation and exercise equipment, sold throughout the world. On September 15, 2008, the Company established Pur Healthy Back, Inc., which is engaged in building a national network of medical rehabilitation centers offering managed care companies, self-insured employers and federal government agencies rehabilitation programs for the back and neck. On May 1, 2010, the Company acquired 51% of the outstanding stock of WellCity, Inc., a social networking company.
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,326,195 at June 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.
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
Principles of Consolidation
The consolidated financial statements include the accounts of WellTek, Inc., MedX Limited, Pure Healthy Back and WellCity, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Interim Financial Statements
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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
Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
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
Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Company’s financial asset carried at fair value as of June 30, 2010 is the investment in the shell corporation. Although the Company made the initial investment in cash the investment’s fair value will need to be re-measured on an annual basis. This re-measurement will be based upon the estimation of equity and debt positions at year end. Due to these facts the Company valued the financial asset using a Level 3 input.
The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 are as follows:

		Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Investment in Shell Corporation	$100,000	$—	$—	$100,000

Total Assets:	$100,000	$—	$—	$100,000

The following is a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Assets:
Balance at January 1, 2010	$100,000
Cumulative effect of the change in accounting principal, January 1, 2009	—
Change in fair value included in operations	—

Balance, June 30, 2010	$100,000

The carrying amounts of the Company’s other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of capital lease obligations approximate fair values based on that their interest rates are at prevailing market rates.
NOTE 4 — INVENTORIES
Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. The Company maintains an inventory of $106,625 and $97,220 at June 30, 2010 and December 31, 2009.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment as of June 30 consists of the following:

	2010	2009
Computers and Software	$14,250	$14,250
Manufacturing machinery and equipment	422,530	422,530
Furniture and Fixtures	11,010	11,010

Less: accumulated deprecation	(211,937)	(96,252)

	$235,854	$351,538

Depreciation expense for the three months ended June 30, 2010 and 2009 was $28,921 and $28,921 respectively.
NOTE 6 — NOTES PAYABLE
At June 30, 2010 and 2009, Notes Payable consists of the following:

	2010	2009
15% Secured Notes	$400,000	$0
10% Notes	46,700	145,000
5% Notes	102,500	0
Other	199,915	90,329

	$749,115	$235,329

15% Secured Notes
The 15% Secured Notes were originated in July 2009, bear interest at a rate of 15% and were due in six months. The noteholders also received 600,000 shares of common stock. The maturity date of these notes was extended until May 15, 2010. For previous extensions, the noteholders received an additional 1,300,000 shares of common stock. We are in discussions with the noteholders to further extend the maturity date. The Secured Notes have a first lien on all of the assets of the company.
10% Notes
The 10% Notes were originated at varying dates in 2009. The Notes were for a period of one year. The maturity of these notes has since been extended until September 30, 2010.
5% Note
The 5% Note was originated in June 2010. The Note is for a period designated by the maker upon demand and any portion of the Note or the full principal can be converted to Common Stock.

NOTE 7— CONCENTRATIONS
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
For the three months ended June 30, 2010 and 2009, $0 and $0 of general and administrative expenses was attributed to compensation expense associated with cash investors. In addition, for the three months ended June 30, 2010 and 2009, $60,500 and $0 of general and administrative expenses was attributed to stock based compensation for common shares issued for finance charges.

The Company affected a 40 to 1 forward split of its common stock during November 2009.
Note 10 — SUBSEQUENT EVENTS
On August 2, 2010 the Board of Directors and a majority of the shareholders voted to increase the authorized shares of common stock to 400,000,000 shares and to authorize 20,000,000 shares of blank check preferred stock.
MedX Limited, a subsidiary of the company has listed its shares on the Frankfurt Stock Exchange and has commenced trading of these shares.

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

On May 1, 2010, the Company acquired a 51% interest in the common stock of WellCity, Inc. Welltek currently conducts its business operations through the following three operating subsidiaries: MedX Limited, an English and Wales corporation (“Limited”) and Pure Healthy Back, Inc., a Florida corporation (“PHB”) and WellCity, Inc., a Tennessee corporation (“WellCity”).
References to “Welltek”, the “Company”, “we”, “us”, “our” and similar words refer to Welltek and its wholly-owned subsidiary, WI Acquisition, Inc., and its wholly-owned subsidiaries PHB and majority owned subsidiaries Limited and WellCity, unless the context otherwise requires. WI Acquisition, Inc. is often referred to herein as Welltek .
Overview
WellTek is a global health, fitness and wellness company that provides proven solutions to help address some of the world’s most pressing and costly health and wellness challenges.
In 2008, the WellTek vision began with the acquisition of MedX Corporation, a mature brand of exercise and medical rehabilitation equipment sold around the world with a proven reputation for excellence. Following in 2009, WellTek formed Pure Healthy Back to leverage the well-trusted MedX-branded equipment into its operating platform. After carefully scrutinizing prevailing market perceptions and consumer trends inherent in today’s booming health and wellness environment, WellTek quickly recognized the significant role consumers play in influencing hot new trends with the advent of social media. Consequently, WellTek acquired WellCity, an online platform, to serve as the vital foundation in allowing WellTek to actively reach, engage and influence health and wellness conscious consumers with new and existing brand assets, technologies, products and services.
With specific concentration on high-growth emerging market sectors being fueled by the global health and wellness movement and social media trends, WellTek continues to develop and acquire businesses that will play a definitive role in empowering consumers to feel better, live longer, look younger and enjoy life more as they age; creating a positive impact on the health of millions around the world.
At present, WellTek’s operating subsidiaries include:
•
WellCity: a social utility where health-and-wellness-minded ‘residents’ commune with one another; receive support, information and encouragement from their ‘neighbors’ and from a league of leading professional experts; shop for health and wellness-oriented product and services; compete in WellCity’s proprietary 90-Day Wellness Challenge; and even enjoy income opportunities by leveraging their personal network.

•	MedX Limited: the manufacturer and global distributor of MedX’s superior line of medical exercise and fitness equipment.
•
Pure HealthyBack, Inc.: a forward-thinking company building a national network of patient-centric medical rehabilitation centers for health plans, large self-insured employer groups, federal government agencies and consumers utilizing its proprietary medical exercise technology and scientifically proven clinical protocols to provide a viable and lasting solution to chronic neck and back pain without surgery.

Results of Operations
Welltek Comparison of Three Months Ended June 3, 2010 and 2009
Revenues decreased to $278,752 for the three months ended June 30, 2010 from $480,953 for the comparable 2009 period, representing a decrease of 42%. This decrease is attributed to lower domestic sales due to difficulties in customers obtaining financing for the MedX products. Operating loss increased to ($126,867) for the three months ended June 30, 2010 from ($98,615) for the comparable 2009 period, representing a change of 29%. This change is primarily attributed to a decrease in revenues.

Gross profit decreased to $139,104 for the three months ended June 30, 2010 from $245,969 for the comparable 2009 period, representing a change of 23%. The decrease in gross profit is directly attributed to the decrease in manufacturing revenues.
Operating expenses decreased to $265,971 for the three months ended June 30, 2010 from $344,584 for the comparable 2009 period, representing a decrease of 23%.
Interest Expense increased to $19,450 for the three months ended June 30, 2010 from $0 for the comparable 2009 period. This change is primarily attributed to interest accrued on outstanding debt obligations.
As a result of the above changes, net loss was ($146,317) for the three months ended June 30, 2010 from ($98,615) for the comparable 2009 period, representing a change of 48%. This change is primarily attributed to a decrease in revenues.
Welltek Comparison of Six Months Ended June 30, 2010 and 2009
Revenues decreased to $565,973 for the six months ended June 30, 2010 from $975,342 for the comparable 2009 period, representing a decrease of 42%. This decrease is attributed to lower domestic sales due to difficulties in customers obtaining financing for the MedX products. Operating loss increased to ($334,877) for the six months ended June 30, 2010 from ($329,386) for the comparable 2009 period, representing a change of 2%. This change is primarily attributed to a decrease in revenues.
Gross profit decreased to $330,385 for the six months ended June 30, 2010 from $456,004 for the comparable 2009 period, representing a change of 28%. The decrease in gross profit is directly attributed to the decrease in manufacturing revenues.
Operating expenses decreased to $665,262 for the six months ended June 30, 2010 from $785,390 for the comparable 2009 period, representing a decrease of 15%.
Interest Expense increased to $79,950 for the six months ended June 30, 2010 from $512 for the comparable 2009 period. This change is primarily attributed to interest accrued on outstanding debt obligations.
As a result of the above changes, net loss was ($414,827) for the six months ended June 30, 2010 from ($329,898) for the comparable 2009 period, representing a change of 26%. This change is primarily attributed to increases in interest expense and to a decrease in revenues.
Liquidity and Capital Resources
As of June 30, 2010, Welltek had cash on hand in the amount of $54,571. As of June 30, 2010, Welltek’s current assets were $481,786 and its current liabilities were $1,900,715, which resulted in a working capital deficiency of $347,575. As of June 30, 2010, Welltek had total assets of $1,553,140 and total liabilities of $1,900,715. If Welltek is unable to generate sufficient cash from operations, it will need to find alternative sources of capital in order to continue its operations, such as a public offering or private placement of securities, or loans from its officers or others.
Off Balance Sheet Arrangements
Welltek has no off balance-sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report. Based upon that evaluation, the Company’s CEO and CFO concluded that as of June 30, 2010 the Company’s disclosure controls and procedures were not effective.
Internal Control over Financial Reporting
During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2010, Welltek issued the following securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):
•	Issued 14,500,000 shares for the purchase of 51% of the common stock of WellCity, Inc.
•	Issued 487,500 shares to consultants for services rendered.
•	Issued 50,000 shares to note holders for interest payments.
•	Issued 35,000,000 to note holders for the conversion of debt.

Item 3.	Defaults Upon Senior Securities.
The maturity date for the 15% Secured Notes was extended until May 15, 2010. We are in discussions with the note holders to further extend the maturity date.

Item 4.	Removed and Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.		Description

3.1	(i)	Articles of Incorporation (2)

3.1	(ii)	Certificate of Amendment to Articles of Incorporation, filed September 25, 2009 (1)

3.2		Bylaws (2)

10.1		Agreement and Plan of Merger, dated September 1, 2009 (3)

21		Subsidiaries (1)

31.1		Certification of the PEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of the PFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certification of the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form 8-K filed by the Company on November 18, 2009

(2)	Incorporated by reference from the Form S-1 filed by the Company on February 17, 2009

(3)	Incorporated by reference from the Form 8-K filed by the Company on September 15, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, FL, on August 23, 2010.

Dated: August 23, 2010	WELLTEK INCORPORATED
	By:	/s/ Randy Lubinsky
Randy Lubinsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

/s/ Randy Lubinsky Randy Lubinsky	August 23, 2010
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

/s/ Mark Szporka Mark Szporka	August 23, 2010
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)