Form 10-Q
period 2010-09-30
WellTek Inc
filed 2010-11-19
CIK 1456453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
1030 N. Orange Ave, Ste 300
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 270,046,328 as of November 15, 2010.

WELLTEK INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WELLTEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$78,381	$34,270
Accounts receivable, net	307,960	194,386
Prepaid expenses	23,568	16,654
Inventories, net	85,494	97,220

Total current assets	495,404	342,530

Property, plant and equipment-net	646,846	264,775
Investment in shell	100,000	100,000
Goodwill	225,000	—

Total assets	$1,467,249	$707,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$335,243	$387,086
Accrued expenses	608,214	396,059
Warranty and obsolescence provision	40,000	40,000
Customer deposits	138,553	54,142
Current portion capital lease payable	21,355	23,355
Notes payable	588,900	577,918
Due to related party	110,000	110,000

Total current liabilities	1,842,264	1,588,560

Total Liabilities	1,842,264	1,588,560

Commitments and contingencies

Stockholders’ Deficit
Common stock, $.00001 par value, 400,000,000 shares authorized, 211,296,328 and 85,783,828 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,113	858
Treasury stock	(120,000)	(120,000)
Additional paid in capital	5,463,369	3,149,262
Accumulated deficit	(5,720,497)	(3,911,375)

Total stockholders’ deficit	(375,015)	(881,255)

Total liabilities and stockholders’ deficit	$1,467,249	$707,305

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009	2010	2009

Revenues	$739,504	$2,078,673	$174,656	$1,103,331

Cost of revenues	389,511	1,002,810	128,046	483,472

Gross profit	349,993	1,075,863	46,610	619,859

Operating expenses:
Selling expense	24,700	224,225	1,300	138,055
General and administrative	708,214	1,305,443	120,719	666,328
Depreciation	128,430	86,800	53,921	28,920

Total operating expenses	861,344	1,616,468	175,940	833,303

Operating loss	(511,351)	(540,605)	(129,330)	(213,444)

Other income	—	—	—	—
Induced Conversion Expense	(1,215,000)	—	(335,000)	—
Interest expense	(99,815)	(339,648)	(19,865)	(322,032)
Minority Interest	17,549	—	17,043	—

Net loss	$(1,808,617)	$(880,253)	$(467,152)	$(535,476)

Net loss per share
Basic	$(0.01)	$(0.02)	$(0.00)	$(0.01)

DIluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic	161,295,328	54,579,309	131,851,884	61,805,337

Diluted	161,295,328	62,337,195	131,851,884	69,563,223

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2010 AND 2009

	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,808,617)	$(880,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128,430	86,800
Stock based compensation	63,000	—
Stock issued for consulting services	48,750	150,097
Stock issued for finance charges	—	337,072
Non Cash Interest Expense	99,815	—
Induced Conversion Expense	1,215,000	—
Changes in operating assets and liabilities:
Accounts receivable	(113,574)	(296,354)
Prepaid expenses	(6,914)	(19,937)
Inventories, net	11,726	(222,700)
Accounts payable and accrued expenses	160,312	(28,237)
Customer deposits	84,411	139,895

Net cash used in operating activities	(117,662)	(733,617)

Cash flows used in investing activity:
Purchase of shell corporation	—	(100,000)

Net cash provided by (used in) investing activity	—	(100,000)

Cash flows from financing activities:
Proceeds from notes payable	147,543	457,432
Proceeds from the sale of common stock	—	533,212
Proceeds from sale of equipment	14,230	—

Net cash provided by financing activities	161,773	990,644

Net increase in cash	44,111	157,027

Cash, beginning of year	34,270	(8,134)

Cash, end of period	$78,381	$148,893

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Non-cash transactions:
Stock based compensation	$63,000	$—

Stock issued for consulting services	$48,750	$150,097

Stock issued for WellCity acquisition	$660,515	$—

Notes payable conversion expense	$1,215,000	$—

WELLTEK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE YEAR ENDING DECEMBER 31, 2009
AND THE THREE MONTHS ENDING MARCH 31, JUNE 30 AND SEPTEMBER 30, 2010

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2009	52,309,003	$523	$(120,000)	$2,118,499	$(2,188,157)	$(189,135)

Shares issued for:
Founders	3,988,952	40			—	40
Merger	16,160,000	162			—	162
Cash	4,276,077	43		533,169	—	533,212
Consulting	1,823,768	18		150,079		150,097
Finance Charges	7,226,028	72		337,000		337,072
Employee options	—	—		10,515	—	10,515
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(1,723,218)	(1,723,218)

ENDING BALANCE AT DECEMBER 31, 2009	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JANUARY 2010	85,783,828	$858	$(120,000)	$3,149,262	$(3,911,375)	$(881,255)

Shares issued for:
Founders	—	—			—	—
Merger	—	—			—	—
Cash	350,000	4		62,997	—	63,000
Consulting	—	—		—		—
Finance Charges	125,000	1		31,249		31,250
Employee options	—	—		—	—	—
Warrants	—	—			—	—
Treasury stock		—		—		—

Net loss	—	—		—	(268,503)	(268,503)

ENDING BALANCE AT MARCH 31, 2010	86,258,828	$863	$(120,000)	$3,243,507	$(4,179,878)	$(1,055,508)

					Retained
					Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT APRIL 1, 2010	86,258,828	$863	$(120,000)	$3,243,507	$(4,179,878)	$(1,055,508)

Shares issued for:
Founders	—	—			—	—
Merger	14,500,000	145		666,855	—	667,000
Cash		—			—	—
Consulting	487,500	5		48,745		48,750
Finance Charges	50,000	1		500		500
Employee options		—		—	—	—
Debt Conversion	35,000,000	350		1,079,650	—	1,080,000
Treasury stock		—		—		—

Net loss	—	—		—	(1,073,467)	(1,073,467)

ENDING BALANCE AT JUNE 30, 2010	136,296,328	$1,363	$(120,000)	$5,039,256	$(5,253,345)	$(332,725)

Retained
Earnings
	Common Stock $.00001 par		Treasury	Additional	Accumulated	Shareholders’
	Shares	Par Value	Stock	Paid in Capital	Deficit	Equity

BEGINNING BALANCE AT JULY 1, 2010	136,296,328	$1,363	$(120,000)	$5,039,256	$(5,253,345)	$(332,725)

Shares issued for:
Founders	—	—			—	—
Merger		—		—	—	—
Cash		—			—	—
Consulting		—		—		—
Finance Charges		—		—		—
Employee options		—		—	—	—
Debt Conversion	75,000,000	750		424,113	—	424,863
Treasury stock		—		—		—

Net loss	—	—		—	(467,152)	(467,152)

ENDING BALANCE AT SEPTEMBER 30, 2010	211,296,328	$2,113	$(120,000)	$5,463,369	$(5,720,497)	$(375,014)

Welltek Incorporated
Notes to the Financial Statements
(Unaudited)
NOTE 1 — NATURE OF BUSINESS
WellTek, Inc., (the “Company”) is a Nevada C Corporation that was established in November 2003. The Company is headquartered in Orlando, Florida and operates as a holding company with majority ownership of MedX Limited, whose primary operations include the manufacturing and marketing of high quality medical, rehabilitation and exercise equipment, sold throughout the world. On September 15, 2008, the Company established Pure Healthy Back, Inc., which is engaged in building a national network of medical rehabilitation centers offering managed care companies, self-insured employers and federal government agencies rehabilitation programs for the back and neck. On May 1, 2010, the Company acquired 51% of the outstanding stock of WellCity, Inc., a social networking company.
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $5,720,497 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing; however, there is no assurance of additional funding being available. These circumstances raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.
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
Principles of Consolidation
The consolidated financial statements include the accounts of WellTek, Inc., MedX Limited, Pure Healthy Back, Inc. and WellCity, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Interim Financial Statements
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

Fair Value
The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of their short maturities. The carrying amount of capital lease obligations approximate fair values based on the fact that the capital lease interest rates are at prevailing market rates.
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): — Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.
In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics — Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.
Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
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

The Company’s financial asset carried at fair value as of September 30, 2010 is the investment in the shell corporation. Although the Company made the initial investment in cash the investment’s fair value will need to be re-measured on an annual basis. This re-measurement will be based upon the estimation of equity and debt positions at year end. Due to these facts the Company valued the financial asset using a Level 3 input.
The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 are as follows:

		Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Investment in Shell Corporation	$100,000	$—	$—	$100,000
Total Assets:	$100,000	$—	$—	$100,000
The following is a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	(Level 3)
Assets:
Balance at January 1, 2010	$100,000

Change in fair value included in operations	—

Balance, September 30, 2010	$100,000

The carrying amounts of the Company’s other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of capital lease obligations approximate fair values based on that their interest rates are at prevailing market rates.

NOTE 4 — INVENTORIES
Inventories consist of raw materials and supplies, sub-assemblies, and finished goods. The Company maintains an inventory of $85,494 and $97,220 at September 30, 2010 and December 31, 2009.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment as of September 30 consists of the following:

	2010	2009

Manufacturing machinery and equipment	$403,030	$422,530
Furniture and Fixtures	41,010	11,010

Computers and software	472,583	14,250

Less: accumulated deprecation	(269,778)	(183,015)

	$646,846	$264,775

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $128,430 and $86,800 respectively.
NOTE 6- BUSINESS COMBINATIONS
On May 1, 2010, the Company acquired a 51% interest in the common stock of WellCity, Inc., a social networking company, from the sole shareholder of WellCity. Consideration for the purchase of the stock of WellCity, Inc. was 14,500,000 shares of restricted common stock of the Company. WellCity’s social network was to be used as a platform for WellTek to reach consumers with health and wellness products and services.
At the time of the stock purchase, WellCity had on its books fixed assets of $30,000 and a note payable of $94,485. The WellTek stock on May 1, 2010 was trading at an average of $.045. The WellCity acquisition is being accounted for as a subsidiary of WellTek. The Company has recorded the balance of WellCity’s baqlance sheet on the date of acquisition at fair value. The following is an analysis of the fair value. The acquisition is being accounted for as a purchase acquisition as required by ASC Topic 805, formerly SFAS 141R.

	At	Fair Value
	Acquisition	Adjustment	Fair Value

Assets Acquired
Fixed Assets	$30,000	—	$30,000
Software	—	500,000	500.000

Total Assets Acquired	30,000	500,000	530,000

Liabilities Acquired
Notes Payable	94,485	—	94,485

Total Liabilities Acquired	94,485	—	94,485

Net Fair Value of Assets Acquired	(64,485)	500,000	435,515
Goodwill	225,000	—	225,000

Purchase Price	$160,515	$500,000	$660,515
During the three months ending June 30 and September 30, 2010, WellCity had revenues of $0 and $39,581 and net loss of $403 and $34,773, respectively.

NOTE 7 — NOTES PAYABLE
At September 30 Notes Payable consists of the following:

	2010	2009
15% Secured Notes	$350,000	$400,000
10% Notes	5,000	165,000
5% Notes	202,500	10,000
Other	31,400	2,918

	$588,900	$577,918
15% Secured Notes
The 15% Secured Notes were originated in July 2009, bear interest at a rate of 15% and were due in six months. The noteholders also received 600,000 shares of common stock. The maturity date of these notes was extended until May 15, 2010. For previous extensions, the noteholders received an additional 1,300,000 shares of common stock. The Company is in discussions with the noteholders to further extend the maturity date. The Secured Notes have a first lien on all of the assets of the company.
10% Notes
The 10% Notes were originated at varying dates in 2009. The Notes were for a period of one year. The maturity of these notes has since been extended until December 31, 2010.
5% Note
The 5% Notes were originated at varying dates in 2009 and 2010. The Notes are due upon demand by the maker.
During the nine months ending September 30, 2010, $255,000 in notes payable were converted into 110,000,000 shares of common stock in negotiated transactions, resulting in an induced conversion expense for the period of $1,215,000. On April 1, 2010, $40,000 of the 10% Notes were converted into 4,000,000 shares, resulting in an induced conversion expense of $400,000. On May 10, 2010, $110,000 of the 10% Notes and 5% Notes were converted into 11,000,000 shares, resulting in an induced conversion expense of $330,000. On June 23, 2010, $50,000 of 10% Notes were converted into 20,000,000 shares, resulting in an induced conversion expense of $150,000. On August 10, 2010, $500 of the 10% Notes were converted into 5,000,000 shares, resulting in an induced conversion expense of $49,500. On August 19, 2010, $50,000 of the 15% Secured Notes were converted into 25,000,000 shares, resulting in an induced conversion expense of $50,000. On August 20, 2010, $500 of the 10% Notes were converted into 5,000,000 shares, resulting in an induced conversion expense of $14,500. On September 7, 2010, $500 of the 10% Notes were converted into 5,000,000 shares, resulting in an induced conversion expense of $14,500. On September 28, 2010, $2,500 of the 10% Notes were converted into 25,000,000 shares, resulting in an induced conversion expense of $147,500. On September 28, 2010, $1,000 of the 10% Notes were converted into 10,000,000 shares, resulting in an induced conversion expense of $59,000.
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

NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company leases its corporate office facility. Monthly payments of $3,818 are due under this lease until August 2011.
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
For the three months ended September 30, 2010 and 2009, $0 and $0 of general and administrative expenses was attributed to compensation expense associated with cash investors. In addition, for the three months ended September 30, 2010 and 2009, $0 and $0 of general and administrative expenses was attributed to stock based compensation for common shares issued for finance charges.
For the nine months ended September 30, 2010 and 2009, $0 and $0 of general and administrative expenses was attributed to compensation expense associated with cash investors. In addition, for the nine months ended September 30, 2010 and 2009, $0 and $0 of general and administrative expenses was attributed to stock based compensation for common shares issued for finance charges.
The Company affected a 40 to 1 forward split of its common stock during November 2009.
Note 11 — SUBSEQUENT EVENTS
In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 — “Subsequent Events”, the Company has evaluated its activities from September 30, 2010 through November 19, 2010 the date the financial statements were issued, and determined that there were no reportable subsequent events.

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

Results of Operations
Welltek Comparison of Three Months Ended September 30, 2010 and 2009
Revenues decreased to $174,656 for the three months ended September 30, 2010 from $1,103,331 for the comparable 2009 period, representing a decrease of 84%. This decrease is attributed to lower international sales for the MedX products. Operating loss decreased to ($129,330) for the three months ended September 30, 2010 from ($213,444) for the comparable 2009 period, representing a change of 39%. This change is primarily attributed to a decrease in salaries and related expenses at both MedX and the corporate office.
Gross profit decreased to $46,610 for the three months ended September 30, 2010 from $619,859 for the comparable 2009 period, representing a change of 92%. The decrease in gross profit is directly attributed to the decrease in manufacturing revenues at MedX.
Operating expenses decreased to $175,940 for the three months ended September 30, 2010 from $833,303 for the comparable 2009 period, representing a decrease of 79%.
Interest Expense decreased to $19,865 for the three months ended September 30, 2010 from $322,032 for the comparable 2009 period. This change is primarily attributed to the stock that was given to noteholders and expensed as a finance charge in 2009.
As a result of the above changes, net loss was ($467,152) for the three months ended September 30, 2010 from ($535,476) for the comparable 2009 period, representing a change of 13%. This change is primarily attributed to a reduction in operating expenses.
Welltek Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues decreased to $739,504 for the nine months ended September 30, 2010 from $2,078,673 for the comparable 2009 period, representing a decrease of 64%. This decrease is attributed to lower international sales for the MedX products. Operating loss decreased to ($511,351) for the nine months ended September 30, 2010 from ($540,605) for the comparable 2009 period, representing a change of 5%. This change is primarily attributed to a decrease in operating costs at both MedX and the corporate office.
Gross profit decreased to $349,993 for the nine months ended September 30, 2010 from $1,075,863 for the comparable 2009 period, representing a change of 67%. The decrease in gross profit is directly attributed to the decrease in manufacturing revenues at MedX.

Operating expenses decreased to $861,344 for the nine months ended September 30, 2010 from $1,616,468 for the comparable 2009 period, representing a decrease of 47%.
Interest Expense decreased to $99,815 for the nine months ended September 30, 2010 from ($339,648) for the comparable 2009 period. This change is primarily attributed to the stock that was give to noteholders and expensed as a finance charge in 2009.
As a result of the above changes, net loss was ($1,808,617) for the nine months ended September 30, 2010 from ($880,253) for the comparable 2009 period, representing a change of 105%. This change is primarily attributed to a decrease in revenues and induced conversion costs of $1,215,000 in 2010.
Liquidity and Capital Resources
As of September 30, 2010, Welltek had cash on hand in the amount of $78,381. As of September 30, 2010, Welltek’s current assets were $495,404 and its current liabilities were $1,842,264, which resulted in a working capital deficiency of $375,015. As of September 30, 2010, Welltek had total assets of $1,467,249 and total liabilities of $1,842,264. If Welltek is unable to generate sufficient cash from operations, it will need to find alternative sources of capital in order to continue its operations, such as a public offering or private placement of securities, or loans from its officers or others.
Off Balance Sheet Arrangements
Welltek has no off balance-sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report. Based upon that evaluation, the Company’s CEO and CFO concluded that as of September 30, 2010 the Company’s disclosure controls and procedures were effective.
Internal Control over Financial Reporting
During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A.	Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2010, Welltek issued the following securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):
•	Issued 75,000,000 shares of common stock to note holders for the conversion of debt.

Item 3.	Defaults Upon Senior Securities.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, FL, on November 19, 2010.

Dated: November 19, 2010	WELLTEK INCORPORATED
	By:	/s/ Randy Lubinsky
Randy Lubinsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

/s/ Randy Lubinsky	November 19, 2010
Randy Lubinsky
Chief Executive Officer, Chairman of the Board and Director
(Principal Executive Officer)

/s/ Mark Szporka	November 19, 2010
Mark Szporka
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)